Form 10QSB
period 1996-06-30
FNB BANCSHARES INC \SC\
filed 1996-08-12
CIK 1009162

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
- ---      Act of 1934

         For the quarterly period ended June 30, 1996
                                        -------------

         Transition report under Section 13 or 15(d) of the Exchange Act
- ---      For the transition period from                to
                                        --------------    --------------

                         Commission File No.  333-1546

                              FNB BANCSHARES, INC.
                              --------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


      South Carolina                                      57-1033165
      --------------                                      ----------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

             Post Office Box 1539, Gaffney, South Carolina 29342
             ---------------------------------------------------
                   (Address of Principal Executive Offices)

                                (864) 488-2265
                                --------------
               (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
                                --------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----    ---
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Ten shares of common stock, par value $.01 per share, were issued and outstanding as of August 9, 1996.

         Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                                       ---   ---

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements of FNB Bancshares, Inc. (the "Company") are set forth below:


                             FNB BANCSHARES, INC.
                           GAFFNEY, SOUTH CAROLINA
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENTS OF INCOME

                                                                   For the three months ended June 30,
                                                                        1996                   1995
                                                                        ----                   ----
 Revenues:

          Interest income                                                                    Company
            Total Revenues                                            $      0               was not
                                                                                             Operational

 Expenses:
          Salary and employee benefits                                $ 27,037
          Interest                                                       6,097
          Life Insurance                                                   980
          Other operating expenses                                      30,485
                                                                       -------
            Total Expenses                                            $ 64,599
                                                                       -------

 Net Income (Loss)                                                    $(64,599)
                                                                       =======





See Accompanying Notes to Financial Statements

                             FNB BANCSHARES, INC.
                            GAFFNEY, SOUTH CAROLINA
                         (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENTS OF INCOME

                                                                     From inception,
                                                                 September 27, 1995, to
                                                                     June 30, 1996
                                                                     -------------
 Revenues:
          Interest income

            Total Revenues                                             $       0


 Expenses:
          Salaries and employee benefits                               $  66,374

          Interest                                                        10,767
          Life Insurance                                                   6,432

          Other operating expenses                                        56,921
                                                                        --------
            Total Expenses                                             $ 140,494
                                                                        --------

 Net Income (Loss)                                                     $(140,494)
                                                                        ========





See Accompanying Notes to Financial Statements

                             FNB BANCSHARES, INC.
                            GAFFNEY, SOUTH CAROLINA
                         (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED STATEMENTS OF CASH FLOWS

                                                               From inception, September 27, 1995,
                                                                      through June 30, 1996
                                                                      ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

          Net loss and accumulated deficit                                  $(140,494)

          Adjustments to reconcile net deficit to net loss and accumulated cash used by operating activities

            Increase in accrued liabilities                                     3,343
            Payment of deferred organization costs                           (100,328)
                                                                             --------
              Cash used by operating activities                             $(237,479)
                                                                             --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchase of office equipment                                      $  (7,011)

          Purchase of Bank Units                                              (21,903)
          Purchase of land option                                             (10,000)

          Purchase of land                                                    (94,539)
                                                                             --------
            Cash used by investing activities                               $(133,453)

 CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from note payable                                        $ 375,000
          Sale of common stock                                                    100
                                                                             --------
            Cash provided from financing activities                         $ 375,100
                                                                             --------
 NET INCREASE (DECREASE) IN CASH                                            $   4,168
                                                                             --------
 CASH AT INCEPTION (SEPTEMBER 27, 1995)                                     $       0

 CASH AT END OF PERIOD (JUNE 30, 1996)                                      $   4,168






See Accompanying Notes to Financial Statements

                             FNB BANCSHARES, INC.
                           GAFFNEY, SOUTH CAROLINA
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                                                                   June 30, 1996         December 31,1995
                                                                    (Unaudited)             (Audited)
                                                                    -----------             ---------

 ASSETS
 ------

 Cash                                                                $  4,168               $ 18,898

 Office equipment                                                       7,011                  2,526

 Portable Bank Unit                                                    21,903                      0

 Land                                                                  94,539                      0

 Land Option                                                           10,000                  1,500

 Deferred organization costs - note 1                                 100,328                 52,208
                                                                     --------               --------

   Total Assets                                                      $237,949               $ 75,132

 LIABILITIES
 -----------

 Notes Payable - note 3                                              $375,000               $100,000

 Accrued Liabilities                                                    3,343                  2,110
                                                                     --------               --------

   Total Liabilities                                                 $378,343               $102,110

 STOCKHOLDERS' EQUITY (DEFICIT)
 ------------------------------

 Common Stock (10,000,000 shares authorized, 10 shares issued and outstanding, par value $.01)(less than $1.00)

 Preferred stock (10,000,000 shares authorized and unissued, par value $.01 per share)

 Paid in surplus                                                     $    100               $    100

 Deficit accumulated in the development stage                        (140,494)               (27,078)
                                                                     --------               --------

   Total Stockholders' equity (deficit)                              (140,394)               (26,978)
                                                                     --------               --------

 Total Liabilities and Stockholders' equity (deficit)                $237,949               $ 75,132






See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                            GAFFNEY, SOUTH CAROLINA
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE 1.  SUMMARY OF ORGANIZATION

ORGANIZATION. FNB Bancshares, Inc. (the "Company") was formed to become a bank holding company that will acquire all of the stock of a planned new bank, First National Bank of the Carolinas, in Gaffney, South Carolina (the "Bank").

Activities since inception have consisted of organizational activities necessary to obtain regulatory approvals and to otherwise prepare to commence business as a financial institution.

The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission offering for sale a minimum of 500,000 and a maximum of 800,000 shares of its common stock, par value $.01 per share. As of June 30, 1996, the Company has received subscriptions for 324,118 shares.

The Company is a development stage enterprise as defined by FASB Statement No. 7, "Accounting and Reporting by Development Stage Enterprises." As it devotes substantially all of its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue for the planned principal operations.

ORGANIZATIONAL COSTS. Organization costs are primarily legal and consulting fees related to the incorporation and initial organization of the Company. These costs will be amortized over a period not to exceed five years from the commencement of operations. Additional costs are expected to be incurred.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash. The Company has adopted a fiscal year that ends on December 31.

ORGANIZATIONAL COSTS. Organizational costs are costs that have been incurred in the expectation that they will generate future revenues or otherwise benefit periods after the Company reaches the operating stage. Organizational costs generally include incorporation, legal and accounting fees incurred in connection with establishing the Company. Salary and travel expenses, overhead and similar operating costs are not considered to be organizational costs and are thus expenses in the period incurred. Organizational costs are capitalized when incurred, and are amortized over a sixty-month period beginning immediately after the Company commences its principal operations.

INCOME TAXES. The Company will be subject to taxation whenever taxable income is generated. As of June 30, 1996, no income taxes had been accrued since no taxable income had been generated.

STATEMENT OF CASH FLOWS. The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows from pre-operating activities by adjusting for the effects of current assets and short term liabilities.

NOTE 3 - NOTES PAYABLE

The Company has obtained a line of credit for $250,000 from a commercial bank with interest computed at the bank's prime rate. Interest is payable quarterly and the maturity date of the principal is the earlier of (i) the date that the amounts paid by the subscribers in the planned public stock offering are released from escrow pursuant to the terms of the offering or (ii) the date the offering is terminated.

The Company has also obtained a line of credit for $150,000 from a commercial bank with interest computed at the bank's prime rate. Interest is payable quarterly and the maturity date of the principal is the earlier of (i) the date that the amounts paid by the subscribers in the planned public stock offering are released from escrow pursuant to the terms of the offering or (ii) the date the offering is terminated.

The organizers of the planned new bank have guaranteed the payment of both of the above notes. The outstanding balances as of December 31, 1995, and June 30, 1996, were $100,000 and $375,000, respectively.

NOTE 4 - EMPLOYMENT CONTRACT AND STOCK OPTIONS

The Company has entered into an employment contract with its President and Chief Executive Officer. The contract provides that prior to the opening of the planned new bank the President will receive an annual salary of $72,000 plus his yearly medical insurance premium. Thereafter, he shall be paid an annual salary of $85,000, plus his yearly medical insurance premium.

The President shall be eligible to receive a cash bonus in an amount determined by the Board of Directors on the first anniversary of the opening date of the Bank. For each anniversary of the opening date thereafter, the President shall be eligible to receive a cash bonus equaling 5% of the net pre-tax income of the Bank, if the Bank achieves certain performance levels established by the Board of Directors from time to time.

The President shall participate in the Bank's long-term equity incentive program and shall be eligible for the grant of stock options, restricted stock, and other awards thereunder or under any similar plan adopted by the Company. On the date of the closing of the stock offering for the initial capitalization of the Bank, the Company shall grant to the President an option to purchase a number of shares of common stock equal to 5% of the number of total shares sold in the public offering. These options will vest only if the President remains employed by the Company and the Bank has met certain performance criteria.

NOTE 5 - LAND OPTIONS

The Company has an option to purchase a parcel of real estate in Gaffney, South Carolina for the purpose of building its main banking office. The option was acquired for $10,000 and provides for a purchase price of $110,000 payable in cash, plus four thousand shares of the Company's common stock with an issue price of $10 per share. This option expires on December 31, 1996.

NOTE 6 - COMMITMENTS

On April 29, 1996, the Company entered into a six-year service contract with Central Services Corporation whereby the Company would be provided data processing services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company was organized on September 27, 1995 (the "Inception Date"). Since the Inception Date, the Company's principal activities have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of Comptroller of the Currency (the "OCC") for its application to charter its subsidiary bank, First National Bank of the Carolinas (the "Bank")(preliminary approval obtained in May 1996), the pursuit of approvals from the Federal Deposit Insurance Corporation (the "FDIC") for its application for insurance of the deposits of the Bank (preliminary approval obtained in April 1996), and the pursuit of approvals from the Federal Reserve Bank of Richmond (the "Federal Reserve") and the South Carolina State Board of Financial Institutions (the "South Carolina Board") for its applications seeking approval to become a bank holding company by acquiring all of the capital stock to be issued by the Bank.

         At June 30, 1996, the Company had total assets of $237,949, consisting principally of deferred organizational costs of $100,328, land of $94,539, and portable bank units of $21,903. The organizational costs related to the organization of the Company and the Bank have been capitalized and will be amortized over five years.

         The Company's liabilities at June 30, 1996, were $378,343, consisting of two notes payable of $250,000 and $125,000, respectively, and accrued liabilities of $3,343. The notes payable accrue interest at the prime rate. The Company has a shareholder's deficit of $140,394 at June 30, 1996.

         The Company had a net loss of $140,494 for the period from the Inception Date to June 30, 1996. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, the preparation and filing of applications with the Federal Reserve and the South Carolina Board for approval for the Company to acquire the Bank, responding to questions and providing additional information to the OCC, the FDIC, the Federal Reserve, and the South Carolina Board in connection with the application process, the selling of the Company's common stock in the offering, meetings and discussions among various Organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the Bank. Because the Company is in the organizational stage, it has had no operations from which to generate revenues.

         The Company intends to devote the remainder of this fiscal year to conducting the offering, completing the organization of the Bank, and organizing and developing the other business activities of the Company. These organizational activities will include, with respect to the Bank, completing all required steps for final approval from the OCC for the Bank to open for business, hiring qualified personnel to work in the various offices of the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. With respect to the Company, these activities include completing all required steps for final approval from the Federal Reserve and the South Carolina Board for its applications seeking approval to become a bank holding company by acquiring all of the capital stock to be issued by the Bank.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         (a) Not applicable.

         (b) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended June 30, 1996.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, File No. 333-1546).

                 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, File No. 333-1546).

                 4.1 Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to
                          Exhibit 4.1 of the Registration Statement on Form S-1, File No. 333-1546).

                 10.1 Option Agreement dated October 20, 1995, between James L. Moss, as seller, and FNB Bancshares, Inc., as purchaser, for the Blacksburg Office property (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, File No. 333-1546).

                 10.2 Option Agreement dated December 31, 1995, between William K. Brumbach, Jr., Linwood B. Brumbach, Evelyn B. Sanles and Patricia Brumbach Clary, as sellers, and FNB Bancshares, Inc., as purchaser, for the secondary parcel for the Gaffney Office property (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, File No. 333-1546).

                 10.3 Option Agreement dated January 10, 1996, between Wylie L. Hamrick and Catherine H. Beattie, as sellers, and FNB Bancshares, Inc., as purchaser, for the primary parcel for the Gaffney Office property (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, File No. 333-1546).

                 10.4 Line of Credit Note dated September 27, 1995, by The Company to The Bankers Bank (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, File No. 333-1546).

                 10.5 Employment Agreement dated January 17, 1996, between the Company and V. Stephen Moss (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, File No. 333-1546).

                 10.6 Escrow Agreement dated March 8, 1996, between The Company and The Bankers Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, File No. 333-1546).

                 10.7 Commitment Letter dated March 27, 1996, from Spartanburg National Bank for a $150,000 line of credit (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, File No. 333-1546).

         (b)     Reports on Form 8-K.

                          There were no reports on Form 8-K filed by the
Company during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FNB BANCSHARES, INC.
                                                (Registrant)


Date:   August 9, 1996                    By: /s/ V. Stephen Moss
                                             ----------------------------------
                                          V. Stephen Moss
                                          President and Chief Executive Officer

                                        EXHIBIT INDEX

                                                                                                                     Page
                                                                                                                     ----

3.1      Articles of Incorporation of the Company
         (incorporated by reference to Exhibit 3.1 of the
         Registration Statement on Form S-1, File No. 333-1546) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

3.2      Bylaws of the Company (incorporated by reference to
         Exhibit 3.2 of the Registration Statement on Form S-1,
         File No. 333-1546) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

4.1      Provisions in the Company's Articles of Incorporation and
         Bylaws defining the rights of holders of the Company's
         Common Stock (incorporated by reference to Exhibit 4.1
         of the Registration Statement on Form S-1, File No. 333-1546)  . . . . . . . . . . . . . . . . . . . . . . . . .

10.1     Option Agreement dated October 20, 1995, between
         James L. Moss, as seller, and FNB Bancshares, Inc., as purchaser, for the Blacksburg Office property (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1,
         File No. 333-1546) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.2     Option Agreement dated December 31, 1995, between
         William K. Brumbach, Jr., Linwood B. Brumbach, Evelyn B. Sanles
         and Patricia Brumbach Clary, as sellers, and FNB Bancshares, Inc., as purchaser, for the secondary parcel for the Gaffney Office property (incorporated by reference to Exhibit 10.2 of the
         Registration Statement on Form S-1, File No. 333-1546) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.3     Option Agreement dated January 10, 1996, between
         Wylie L. Hamrick and Catherine H. Beattie, as sellers, and
         FNB Bancshares, Inc., as purchaser, for the primary parcel for the Gaffney Office property (incorporated by reference to
         Exhibit 10.3 of the Registration Statement on Form S-1,
         File No. 333-1546) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.4     Line of Credit Note dated September 27, 1995, by
         The Company to The Bankers Bank (incorporated by reference to
         Exhibit 10.4 of the Registration Statement on Form S-1,
         File No. 333-1546) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.5.    Employment Agreement dated January 17, 1996, between
         the Company and V. Stephen Moss (incorporated by reference to
         Exhibit 10.5 of the Registration Statement on Form S-1,
         File No. 333-1546) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .




10.6.    Escrow Agreement dated March 8, 1996, between The Company and
         The Bankers Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, File No. 333-1546)  . . . . . . . . . . . . . . . . . . . . . . . . .

10.7     Commitment Letter dated March 27, 1996, from Spartanburg National Bank for a $150,000 line of credit (incorporated by reference to
         Exhibit 10.7 of the Registration Statement on Form S-1,
         File No. 333-1546) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

27       Financial Data Schedule (for SEC use only) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .