Form 10QSB
period 1996-09-30
FNB BANCSHARES INC /SC/
filed 1996-11-13
CIK 1009162

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1996

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

Commission File No. 333-1546

FNB BANCSHARES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

     South Carolina             57-1033165
     (State of Incorporation) (I.R.S. Employer Identification No.)

Post Office Box 1539, Gaffney, South Carolina 29342
(Address of Principal Executive Offices)

(864) 488-2265
(Issuer's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


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

     610,338 shares of common stock, par value $.01 per share, were issued and outstanding as of October 31, 1996.

     Transitional Small Business Disclosure Format (check one):   Yes
No   X

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial statements of FNB Bancshares, Inc. (the "Company") are set forth below:

FNB BANCSHARES, INC.
GAFFNEY, SOUTH CAROLINA
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS


                                        SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                        (UNAUDITED)         (AUDITED)
ASSETS
     Cash                               $   70,647               $ 18,898
     Federal Funds Sold                  5,590,000                      0
     Office equipment                       27,238                  2,526
     Portable Bank Unit                     27,084                      0
     Autos                                  21,748                      0
     Land                                   94,539                      0
     Land Option - note 4                   10,000                  1,500
     Deferred organization costs
     - note 1                              138,639                 52,208
          Total Assets                  $5,979,895               $ 75,132

LIABILITIES
     Notes Payable                      $        0               $100,000
     Accrued Liabilities                $   10,952                  2,110

          Total Liabilities             $   10,952               $102,110

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock (10,000,000 shares
authorized, 610,338 shares issued
and outstanding, par value $.01)        $    6,103               $       0

Preferred stock (10,000,000 shares
authorized and unissued, par value
$.01 per share)

Paid-in-surplus                         $6,097,377               $     100
Deficit accumulated in the
development stage                        (134,537)                 (27,078)
     Total Shareholders' equity
     (deficit)                           5,968,943                 (27,978)
Total Liabilities and Shareholders'
equity (deficit)                        $5,979,895               $  75,132

See Accompanying Notes to Financial Statements

FNB BANCSHARES, INC
GAFFNEY, SOUTH CAROLINA
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED STATEMENTS OF INCOME
                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                        1996           1995

REVENUES:
Interest income                         $ 88,240
Total revenues                          $ 88,240       Company
                                                       was not
                                                       Operational
EXPENSES:
     Salaries and employee benefits     $ 54,664
     Interest                              6,233
     Life insurance                        5,496
     Other operating expenses             15,890
          Total expenses                $ 82,283

NET INCOME (LOSS)                       $  5,957























See Accompanying Notes to Financial Statements

FNB BANCSHARES, INC
GAFFNEY, SOUTH CAROLINA
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED STATEMENTS OF INCOME


                                   FROM INCEPTION, SEPTEMBER 27, 1995,
                                   TO SEPTEMBER 30, 1996

REVENUES:
Interest income                           88,240
     Total revenues                  $    88,240

EXPENSES:
     Salaries and employee benefits      121,038
     Interest                             17,000
     Life insurance                       11,928
     Other operating expenses             72,811
          Total expenses                 222,777

NET INCOME (LOSS)                       (134,537)

























See Accompanying Notes to Financial Statements

FNB BANCSHARES, INC
GAFFNEY, SOUTH CAROLINA
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED STATEMENTS OF CASH FLOWS
FROM INCEPTION, SEPTEMBER 27, 1995, TO SEPTEMBER 30, 1996


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and accumulated deficit                       $ (134,537)

Adjustments to reconcile net deficit to net loss and
accumulated cash used by operating activities
     Increase in accrued liabilities                       10,952
     Payment of deferred organization costs              (138,639)
           Cash used by operating activities           $ (262,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office equipment                       $  (27,238)
    Purchase of Bank Units                                (27,084)
    Purchase of land option                               (10,000)
    Purchase of Auto                                      (21,748)
    Purchase of land                                      (94,539)
       Cash used by investing activities               $ (180,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of Stock                        $6,103,380
    Proceeds from note payable                            375,000
    Sale of common stock                                      100
    Payoff of Notes Payable                              (375,000)
       Cash provided by financing activities           $6,103,480



NET INCREASE IN CASH AND CASH EQUIVALENTS              $5,660,647

CASH AT INCEPTION (SEPTEMBER 27, 1995)                 $        0

CASH AND CASH EQUIVALENTS AT END OF PERIOD
(SEPTEMBER 30, 1996)                                   $5,660,647







See Accompanying Notes to Financial Statements

FNB BANCSHARES, INC
GAFFNEY, SOUTH CAROLINA
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

NOTE 1 - SUMMARY OF ORGANIZATION

ORGANIZATION. FNB Bancshares, Inc. (the "Company") was formed to become a bank holding company that will acquire all the stock of a planned new bank, First National Bank of the Carolinas, in Gaffney, South Carolina (the "Bank").

Activities since inception have consisted of organization activities necessary to obtain regulatory approvals and to otherwise prepare to commence business as a financial institution.

As of September 30, 1996, 610,338 shares have been issued.

The Company is a development stage enterprise as defined by FASB Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.

Organization costs - Organization costs are primarily legal and consulting fees related to the incorporation and initial organization of the Company. These costs will be amortized over a period not to exceed five years from the commencement of operations. Additional costs are expected to be incurred.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash. The Company has adopted a fiscal year that ends on December 31, 1996.

ORGANIZATIONAL COSTS. Organizational costs are costs that have been incurred in the expectation that they will generate future revenues or otherwise benefit periods after the Company reaches the operating stage. Organizational costs generally include incorporation, legal and accounting fees incurred in connection with establishing the Company. Salary and travel expenses, overhead and similar operating costs are not considered to be organizational costs and are thus expensed in the period incurred. Organizational costs are capitalized when incurred, and are amortized over a sixty-month period beginning immediately after the Company commences its principal operations.

INCOME TAXES. The Company will be subject to taxation whenever taxable income is generated. As of September 30, 1996, no income taxes had been accrued since no taxable income had been generated.



FNB BANCSHARES, INC
GAFFNEY, SOUTH CAROLINA
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

(NOTE 2 CONTINUED)

STATEMENT OF CASH FLOWS. The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows from pre-operating activities by adjusting for the effects of current assets and short term liabilities. For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold and securities purchased under agreements to resell.

NOTE 3 - EMPLOYMENT CONTRACT AND STOCK OPTIONS

The Company has entered into an employment contract with its President and Chief Executive Officer. The contract provides that prior to the opening of the planned new bank the President will receive an annual salary of $72,000 plus his yearly medical insurance premium. Thereafter, he shall be paid an annual salary of $85,000, plus his yearly medical insurance premium.

The President shall be eligible to receive a cash bonus in an amount determined by the Board of Directors on the first anniversary of the opening date of the Bank. For each anniversary of the opening date thereafter, the President shall be eligible to receive a cash bonus equaling five (5%) percent of the net pre-tax income of the Bank, if the Bank achieves certain performance levels established by the Board of Directors from time to time.

The President shall participate in the Bank's long-term equity incentive program and shall be eligible for the grant of stock options, restricted stock, and other awards thereunder or under any similar plan adopted by the Company. On the date of the closing of the stock offering for the initial capitalization of the Bank, the Company shall grant to the President an option to purchase a number of shares of common stock equal to five (5%) percent of the number of total shares sold in the public offering. These options will vest only if the President remains employed by the Company and the Bank has met certain performance criteria.

NOTE 4 - LAND OPTIONS

The company has an option to purchase a parcel of real estate in Gaffney, South Carolina for the purpose of building its main banking office. The option was acquired for $10,000 and provides for a purchase price of $110,000 payable in cash, plus four thousand shares of the Company's common stock with an issue price of $10 per share. This option expires on December 31, 1996.

NOTE 5 - COMMITMENTS

On April 29, 1996, the Company entered into a six year service contract with Central Services Corporation whereby the Company would be provided data processing services.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company was organized on September 27, 1995. Since the inception the Company's principal activities have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of Comptroller of the Currency (the "OCC") for its application to charter its subsidiary bank, First National Bank of the Carolinas (the "Bank") (final approval obtained on October 18, 1996), and the pursuit of approvals from the Federal Deposit Insurance Corporation (the "FDIC") for its application for insurance of the deposits of the Bank (final approval obtained on October 18, 1996). At September 30, 1996, the Company had total assets of $5,979,894 consisting principally of deferred organizational costs of $138,639, land of $94,539, and Federal Funds of $5,590,000. The organizational costs related to the organization of the Company and the Bank have been capitalized and will be amortized over five years.

The Company's liabilities at September 30, 1996 consisted of $10,952 of accrued liabilities. The Company had shareholders' equity of $5,968,943 at September 30, 1996.

The Company had a net loss of $134,537 for the period from the Inception Date to September 30, 1996. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the bank, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, the selling of the Company's common stock in the offering, meetings and discussions among various Organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the Bank. Because the Company is in the organizational stage, it has had no operations from which to generate revenues.

The Company intends to devote the remainder of this fiscal year to completing the organization of the Bank, and organizing and developing the other business activities of the Company. These organizational activities will include, with respect to the Bank, hiring qualified personnel to work in the various offices of the Bank, conducting public relations activities on behalf of the Bank, and developing prospective business contacts for the Bank and the Company.

As of October 18, 1996, the Company had received all required approvals from OCC, FDIC and Federal Reserve. On October 18, 1996, FNB's subsidiary, First National Bank of the Carolinas, opened for business as a national bank.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to security holders for a vote during the three months ended September 30, 1996.

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

          10.1 Option Agreement dated October 20, 1995, between James L. Moss, as seller, and FNB Bancshares, Inc., as purchaser, for the Blacksburg Office property (incorporated by reference to Exhibit
               10.1 of the Registration Statement on Form S-1, File No. 333-
               1546).

          10.2 Option Agreement dated December 31, 1995, between William K. Brumbach, Jr., Linwood B. Brumbach, Evelyn B. Sanles and Patricia Brumbach Clary, as sellers, and FNB Bancshares, Inc., as purchaser, for the secondary parcel for the Gaffney Office property (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, File No. 333-1546).


          10.3 Option Agreement dated January 10, 1996, between Wylie L. Hamrick and Catherine H. Beattie, as sellers, and FNB Bancshares, Inc., as purchaser, for the primary parcel for the Gaffney Office property (incorporated by reference to Exhibit
               10.3 of the Registration Statement on Form S-1, File No. 333-
               1546).

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

     (b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1996.

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FNB BANCSHARES, INC.
                                   (Registrant)


Date:   November 11, 1996          By: /s/ V. Stephen Moss
                                        V. Stephen Moss
                                        President and Chief Executive Officer

EXHIBIT INDEX

Page
3.1  Articles of Incorporation of the Company
     (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, File No. 333-1546)

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