Form 10KSB40
period 1996-12-31
FNB BANCSHARES INC /SC/
filed 1997-03-31
CIK 1009162

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

  X      Annual Report under Section 13 or 15(d) of the Securities Exchange Act
----     of 1934 (No fee required, effective October 7, 1996)
                  For the fiscal year ended December 31, 1996

                                       OR

       Transition Report under Section 13 or 15(d) of the Securities Exchange
----   Act of 1934 (No fee required)
              For the transition period from ________ to ________

                          Commission file no. 333-1546

                              FNB BANCSHARES, INC.
                              --------------------
                 (Name of Small Business Issuer in Its Charter)

          South Carolina                             57-1033165
     ----------------------------               ---------------------
     (State or Other Jurisdiction                 (I.R.S. Employer
   of Incorporation or Organization)             Identification No.)

       303 North Granard Street
       Gaffney, South Carolina                         29341
 --------------------------------------             ----------
(Address of Principal Executive Offices)            (Zip Code)

                                 (864) 488-2265
                      -------------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                  ----   ----

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       The issuer's loss for its most recent fiscal year was $197,077. 616,338 shares of Common Stock were issued and outstanding as of March 15, 1997.

       Transitional Small Business Disclosure Format. (Check one): Yes    No  X
                                                                      ---    ---

================================================================================

ITEM 1. DESCRIPTION OF BUSINESS

       This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

GENERAL

       FNB Bancshares, Inc. (the "Company") was incorporated as a South Carolina corporation on September 27, 1995, primarily to own and control all of the capital stock of First National Bank of the Carolinas (the "Bank"). The Company initially will engage in no business other than owning and managing the Bank. The organizers of the Bank chose a holding company structure because the holding company structure provides flexibility that would not otherwise be available.

       The holding company structure can assist the Bank in maintaining its required capital ratios because, subject to compliance with Federal Reserve Board debt guidelines, the Company may borrow money and contribute the proceeds to the Bank as primary capital. Moreover, a holding company may engage in certain non-banking activities that the Federal Reserve Board has deemed to be closely related to banking. See "Supervision and Regulation." Although the Company has no present intention of engaging in any of these activities, if circumstances should lead the Company's management to believe that there is a need for these services in the Bank's market area and that such activities could be profitably conducted, management of the Company would have the flexibility of commencing these activities upon filing a notice or application with the Federal Reserve.

       The Bank is organized as a national banking association under the laws of the United States and engages in the commercial banking business from its office in the Cherokee County area, with deposits insured by the FDIC. The Bank is a member of the Federal Reserve System. The Bank commenced business on October 18, 1996 after receiving an OCC charter and FDIC approval for deposit insurance.

LOCATION AND SERVICE AREA

       The Bank engages in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, and individuals, primarily in Gaffney, South Carolina and the surrounding area, including Cherokee County. The principal executive offices of both the Company and the Bank are located in a modular building at 303 North Granard Street, Gaffney, South Carolina 29342. Approximately two years after opening, the Bank intends to move the Gaffney Office into a permanent facility across the street at 217 North Granard Street. The address of the Blacksburg Office is 207 West Cherokee Street, Blacksburg, South Carolina 29702. The Company's telephone number is (864) 488-2265. See "Item 2. Description of Property".

       Blacksburg and Gaffney are approximately eight miles from each other and are the two largest municipalities in Cherokee County. As of 1994, Cherokee County had a population of 46,120, 13,622 of whom lived in the city of Gaffney and 1,976 of whom lived in The Blacksburg town limits. Within a 15 mile radius of Gaffney reside over 130,276 people, within a 30 mile radius over 539,400, and within a 60 mile radius, approximately 2,250,000.

       The Bank's primary service area is Cherokee County, South Carolina. Cherokee County is part of a five-county metropolitan statistical area covering the "upstate" area of South Carolina, including Greenville, Spartanburg, Pickens, Cherokee, and Laurens Counties. Cherokee County is located between the major metropolitan statistical areas of Greenville-Spartanburg-Anderson of South Carolina and Charlotte-Gastonia-Rock Hill of North Carolina. The counties from Greenville-Spartanburg-Anderson to Charlotte-Gastonia-Rock Hill and Cherokee and Laurens make up an area that is known to many as the "I-85 Business Belt." The presence of I-85 enhances the economic potential of the area by linking the seven counties to other major southeastern markets, including the Charlotte and Atlanta markets, which are easily accessible to this area by I-85.

       Cherokee County's economy is dominated by manufacturing and agriculture. With over 60 manufacturing plants, including the Nestle Frozen Foods Company, Milliken & Co. - Magnolia Finishing Plant, and the Timken Company, Cherokee County enjoys a diversified manufacturing community. Manufacturing companies employ approximately 48% of the county's workforce, and the textile mills products sector accounts for nearly 50% of this manufacturing employment. Cherokee County is also known as a fertile peach production county, with more than 16 million pounds of fresh peaches shipped out of the county annually.

MARKETING FOCUS

       Most of the banks in the Cherokee County area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Cherokee County area, management believes there is a void in the community banking market in the Cherokee County area and believe that the Bank can successfully fill this void. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals.

       The Bank initially advertised aggressively, using all forms of media, as well as direct mail, targeting market segments and emphasizing the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition. Management believes that the community bank focus of the Bank is likely to succeed in this market. Management believes that the area will react favorably to the Bank's emphasis on service to small businesses, individuals, and professional concerns. However, no assurances in this respect can be given.

BANKING SERVICES

       The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Cherokee County area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities

LENDING ACTIVITIES

       General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the Bank's market area.

       Real Estate Loans. Management expects that one of the primary components of the Bank's loan portfolio will be loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates are fixed or adjustable. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank typically requires personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well established in the Cherokee County area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank occasionally must charge a lower interest rate to attract borrowers. See "- Competition". The Bank also originates loans for sale into the secondary market. The Bank attempts to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

       Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The principal economic risk associated with each category of loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Cherokee County area, especially the tourist economy. The well-established banks in the Cherokee County area will make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

       Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 48 months. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit is generally the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire fifteen years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers, and the principal competitors for consumer loans is the established banks in the Cherokee County area.

       Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit. The Bank has established a Board loan committee that must approve any loan over the President's lending limit. The Bank does not make any loans to directors, officers, or employees of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank (excluding consumer loans less than $20,000 which are available at employee rates).

       Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one-borrower limit. This limit will increase or decrease as the Bank's capital increases or decreases. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

       Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout South Carolina and other regions. The Bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank. The Bank does not currently exercise trust powers. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the OCC.

SUPERVISION AND REGULATION

       The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with FDICIA, which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

THE COMPANY

       Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA") and The South Carolina Bank Holding Company Act (the "South Carolina Act"). The activities of the Company are governed by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

       The BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing, or controlling banks; furnishing services to or performing services for its subsidiaries; and engaging in other activities that the Federal Reserve determines to be so closely related to banking, managing, or controlling banks as to be a proper incident thereto.

       Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

       In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act (which the Company will be required to do by April 30, 1997) or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

       Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

       The Federal Reserve Board imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends is subject to regulatory restrictions as described below in "The Bank
- Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

       Source of Strength: Cross-Guarantee. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

       Glass-Steagall Act. The Company is restricted in its activities by the provisions of the Glass-Steagall Act, which prohibits the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale, or distribution of securities. The interpretation, scope, and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts.

       South Carolina Act. As a bank holding company registered under the South Carolina Act, the Company is subject to regulation by the South Carolina Board. Consequently, the Company must receive the approval of the South Carolina Board prior to engaging in the acquisition of banking or nonbanking institutions or assets. The Company must also file with the South Carolina Board periodic reports with respect to its financial condition and operations, management, and intercompany relationships between the Company and its subsidiaries.

THE BANK

       General. The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the OCC to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

       Under FDICIA, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates is assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

       National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the OCC or the Federal Reserve Board, respectively, to be troubled institutions must give the OCC or the Federal Reserve Board, respectively, thirty days prior notice of the appointment of any senior executive officer or director. Within the thirty day period, the OCC or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment. The Company and the Bank will meet the criteria which trigger this additional approval during the first two years after they are registered or chartered, respectively.

       Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the fees that commercial banks and thrifts pay to BIF and SAIF have increased. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under the 1993 rule, a depository institution pays to the FDIC a premium of from $0.00 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. In 1996, the Bank's assessment rate for insured deposits was $500 per quarter. The Deposit Insurance Funds Act of 1996 eliminated the minimum assessment required by statute. It also separates, effective January 1, 1997, the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO will be in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. FICO assessment rates for the first semi-annual period of 1997 were set at 1.30 basis points annually for BIF deposits. For the first semi-annual period of 1997, the FDIC Board of Directors maintained the adjusted rate schedule and the Bank's insurance assessment will remain at $.00 per $100 in deposits through June 1997. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on the Bank's customers.

       Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

       The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those available to all employees of the Bank and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

       Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

       The OCC has promulgated regulations that became effective on December 13, 1990, which significantly affect the level of allowable dividend payments for national banks. The effect is to make the calculation of national banks' dividend-paying capacity consistent with generally accepted accounting principles. In this regard, the allowance for loan and lease losses will not be considered an element of either "undivided profits then on hand" or "net profits." Further, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand," depending on the composition of that account. In addition, under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations".

       Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. See "- Recent Legislative Developments." Management currently have no plans or agreements whereby the Bank would acquire other banks or thrifts.

       Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, the OCC, or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

       Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In- Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL REGULATIONS

       The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Neither the Company nor the Bank has received any notice indicating that either entity will be subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

       Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

       The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

       FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Bank is currently "well-capitalized."

       Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

       Effective January 1, 1997, the OCC amended the risk-based capital standards to incorporate a measure for market risk to cover all positions located in a institution's trading account, and foreign exchange and commodity positions wherever located. The effect of the rule is that it requires any bank or bank holding company with significant exposure to market risk to measure the risk and hold capital commensurate with that risk. Since the Bank does not currently engage, nor has any plans to engage, in trading, foreign exchange or commodity position activities, the rule does not have an effect on the required Bank capital levels.

       These capital guidelines can affect the Company in several ways. Initially the Company's capital levels will initially be more than adequate. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary. Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

ENFORCEMENT POWERS

       FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees, and agents of a financial institution, and independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies' power to issue cease-and-desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

RECENT LEGISLATIVE DEVELOPMENTS

       In the 1994 legislative session, South Carolina amended its bank holding act to allow nationwide interstate banking beginning in 1996. Federal legislation has also been passed by Congress which allows unrestricted interstate bank mergers, unrestricted interstate acquisition of banks by bank holding companies, and interstate de novo branching by banks. As a result of this legislation, the number of competitors in the Company's market may increase. However, the Company believes it can compete effectively in the market and that the legislation will not have a material adverse impact on the Company or the Bank. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

EFFECT OF GOVERNMENTAL MONETARY POLICIES

       The earnings of the Bank is affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

COMPETITION

       The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Cherokee County area and elsewhere. A number of these competitors are well established in the Cherokee County area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not expect to provide or does not currently provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits.

       The Company believes that the community bank focus of the Bank, with its emphasis on service to small businesses, individuals, and professional concerns, will give it an advantage in this market.

EMPLOYEES

       The Company has sixteen full-time and one part time employee as of December 31, 1996.

ITEM 2. DESCRIPTION OF PROPERTY

       Gaffney Property. The principal place of business of both the Company and the Bank and the main office of the Bank is located at the corner of Granard Street and W. Meadow Street in Gaffney, South Carolina. The proposed site of the Bank's main office is a parcel of land adjacent to the current site located at 217 North Granard Street. The Company plans to construct a permanent banking facility of 10,000 square feet on the site at an approximate cost of $650,000, which will be paid out of the proceeds of the offering. Construction of this building is expected to begin in Spring 1998. Furniture, fixtures, and equipment for the main office are expected to ultimately cost approximately $660,000.

       Blacksburg Property. The Bank also operates a Blacksburg Office facility at 207 West Cherokee Street, Blacksburg, South Carolina 29702. The Blacksburg site is on approximately a one acre of land. The Company plans to construct a permanent banking facility of 2,500 square feet on the site at an approximate cost of $250,000 which will be paid out of funds from operations of the Bank and, to the extent necessary, remaining proceeds of the offering. Construction of this building is anticipated to begin in 1998. Currently, the Bank operates the Blacksburg Office in a modular building. The Company believes that the facilities will adequately serve the Bank's needs for its first several years of operation.


ITEM 3. LEGAL PROCEEDINGS.

       Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $.01 per share (the "Common Stock"), of which 616,338 shares were sold in the initial offering. As of December 31, 1996, the Company had 587 shareholders of record. There is no established trading market in the Common Stock, and one is not expected to develop in the near future.

       All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future. See "Item 1. Description of Business -- Dividends."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

1996 COMPARED TO 1995:

The Company commenced operations on October 18, 1996. The 1995 expenses were a result of the start-up of the Company; therefore, comparison of the 1996 to 1995 results is not meaningful.

NET INTEREST INCOME

To a large degree, earnings are dependent on net interest income. It represents the difference between interest earned on assets and the interest paid on liabilities. Interest rate spread and net interest margin are two significant elements in analyzing the Company's net interest income. Interest rate spread is the difference between the yield on average earning assets and the rate on average interest bearing liabilities. Net interest margin is net interest income divided by earning assets.

Net interest income for the year ended December 31, 1996 was $164,089. The significant portion of the $205,952 in interest income was the $176,393 in income from federal funds. Cash from the stock offering was invested in federal funds until the day the Bank commenced operations. Interest expense was $41,863 for the year ended December 31, 1996.

COMPARATIVE AVERAGE BALANCES, YIELDS AND RATES

The following table sets forth, for the period indicated, the weighted average yields earned, the weighted average yields paid, the net interest spread and the net interest margin on earning assets. The table also indicates the average monthly balance and the interest income or expense by specific categories since the commencement of the Bank's operations on October 18, 1996.

                                                               October 18 - December 31, 1996
                                                              --------------------------------
                                                              Average                Yield/
                                                              Balance    Interest     Rate
                                                              -------    --------     ----
(Dollars in thousands)

ASSETS:
Taxable securities                                            $  187      $   2        5.16%
Federal funds sold                                             6,705         74        5.34
Loans                                                          1,054         28       12.71
                                                              ------      -----
    Total earning assets                                       7,946        104        6.37
                                                              ------      -----
Cash and due from banks                                          680
Allowance for loan losses                                         (5)
Premises and equipment                                           512
Other assets                                                     252
                                                              ------
    Total assets                                              $9,385
                                                              ======


LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest bearing deposits                                       $ 2,794     27     4.70
                                                                -------   ----
    Total interest-bearing liabilities                            2,794     27     4.70
                                                                -------   ----
Non-interest bearing deposits                                       628
Accrued interest and other liabilities                                9
Shareholders' equity                                              5,954
                                                                -------
    Total liabilities and stockholders' equity                  $ 9,385
                                                                =======

Net interest income/ interest rate spread                       $    77   1.67%
                                                                =======   =====

Net interest margin on earning assets                                     4.71%
                                                                          =====

RATE/VOLUME ANALYSIS

Net interest income can be analyzed in terms of the impact of changing rates and changing volume. Due to 1996 being the year of commencement, all interest income and interest expense is attributable to the volume of earning assets and interest-bearing liabilities, respectively.

RATE SENSITIVITY

Interest rates paid on deposits and borrowed funds and interest rates earned on loans and investments have generally followed the fluctuations in market rates in 1996. A rate sensitive asset or liability is one that can be repriced either up or down in interest rate within a certain time interval. When a proper balance between rate sensitive assets and rate sensitive liabilities exists, market interest rate fluctuations should not have a significant impact on earnings. The larger the imbalance, the greater the interest rate risk assumed by the Company and the greater the positive or negative impact of interest rate fluctuations on earnings. The Company seeks to manage its assets and liabilities in a manner that will limit interest rate risk and stabilize long-term earning power. Management believes that a rise or fall in interest rates will not materially affect earnings.

The following table presents the Company's rate sensitivity at each of the time intervals indicated as of December 31, 1996. The table may not be indicative of the Company's rate sensitivity position at other points in time.


INTEREST RATE SENSITIVITY ANALYSIS
                                 Less than      4-6          7-12           1-5         Over 5
(Dollars in thousands)            3 months      months       months        years         years          Total
                                 ---------    ---------    ---------     ---------     ---------     ---------

Interest earning assets:
  Federal funds sold             $   7,930    $       -    $       -     $       -     $       -     $   7,930
  Investment securities                  -          344            -             -             -           344
  Loans                                892            -          137           668           347         2,044
                                 ---------    ---------    ---------     ---------     ---------     ---------
  Total                              8,822          344          137           668           347        10,318
                                 ---------    ---------    ---------     ---------     ---------     ---------

Interest bearing liabilities -
  Interest bearing deposits(1)       1,946          255        2,477             -             -         4,678
                                 ---------    ---------    ---------     ---------     ---------     ---------

Interest sensitivity gap         $   6,876    $      89    $  (2,340)    $     668     $     347     $   5,640
                                 =========    =========    =========     =========     =========     =========

Cumulative interest
  sensitivity gap                $   6,876    $   6,965    $   4,625     $   5,293     $   5,640     $   5,640
                                 =========    =========    =========     =========     =========     =========

Gap ratio(2)                         66.64%         .96%      (22.67)%        6.47%         3.36%
                                 =========    =========    =========     =========     =========

Cumulative gap ratio(2)              66.64%       67.50%       44.82%        51.29%        54.66%
                                 =========    =========    =========     =========     =========

(1) All savings and transaction accounts are included in the less than three months category.

(2) Ratio of gap to total earning assets.

PROVISION FOR LOAN LOSSES

The Company maintains a reserve for loan losses which is funded by charges to current earnings. This reserve is intended to be an adequate allowance to absorb losses on loans outstanding and is based on management's continuing review and evaluation of the Company's loan portfolio.

Reserve for loan losses was approximately 1.00% of total loans on December 31, 1996. Initially, management's goal will be to keep the reserve at 1.00% of total loans. As the Company continues to mature, management will evaluate its reserve policy and adjust the policy based on historical loss experience, changes in economic conditions, growth in the portfolio and evaluations of specific loans. Management believes the level of the allowance for loan losses is sufficient to provide for potential losses in the loan portfolio.

OTHER INCOME

Other income was $5,976 in 1996. This was comprised primarily of loan and deposit fees.

OTHER EXPENSES

Non-interest expense was $431,602 in 1996. This was comprised primarily of salaries of $238,606, furniture, fixtures and equipment of $20,033, and other operating expense of $172,963.

INCOME TAXES

The Company's net loss before income taxes of $281,537 resulted in an income tax benefit of $84,460 for the year ended December 31, 1996.

CAPITAL RESOURCES

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging form 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier I capital of the Company consists of common stockholders' equity, excluding the unrealized gain (loss) on securities available-for-sale, minus certain intangible assets. Tier II capital consists of general reserve for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier I and Tier II capital. The regulatory minimum requirements are 4% for Tier I and 8% for total risk-based capital. The holding company and banking subsidiary are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum.

RISK-BASED CAPITAL RATIOS

Risk-based capital ratios:                              The Bank  The Company
                                                        --------  -----------
  Tier I capital                                        106.97%     136.82%
  Total capital                                         107.44      137.28
  Tier I leverage ratio                                  40.83       50.24

At December 31, 1996 the Company has no outstanding significant commitments for capital expenditures.

LIQUIDITY

The Company manages its liquidity from both the asset and liability side of the balance sheet through the coordination of the relative maturities of its assets and liabilities. Short-term liquidity needs are generally met from cash, due from banks, federal funds sold and deposit levels. Management has established policies and procedures governing the length of time to maturity on loans and investments. Investments classified as available for sale are placed in this category specifically to fund future liquidity needs, if necessary. The Company maintained a high level of liquidity during 1996 which was attributable to the growth in deposits and capitalization of the Bank during the year. In the opinion of management, the Company's short-term liquidity needs can be adequately supported by the Company's deposit base.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the assets and the liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

While the effect of inflation on a bank is normally not as significant as its influence on those businesses that have large investments in plant and inventories, it does have an effect. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. While interest rates have traditionally moved with inflation, the effect on income is diminished because both interest earned on assets and interest paid on liabilities vary directly with each other. Also, increases in the price of goods and services will generally result in increased operating expenses.

INVESTMENT PORTFOLIO

The following tables summarize the carrying value of investment securities and weighted average yields of those securities at December 31, 1996.


INVESTMENT SECURITIES PORTFOLIO COMPOSITION

HELD TO MATURITY

U.S. Treasury securities                                                                                 $  344,190
                                                                                                         ==========



INVESTMENT SECURITIES PORTFOLIO MATURITY SCHEDULE

                                                                                      Amount             Yield
                                                                                    -----------          ------
U.S. Treasury securities due:
  Within one year                                                                   $   344,190          5.16%
                                                                                    ===========


LOAN PORTFOLIO

CREDIT RISK MANAGEMENT

Credit risk entails both general risk, which is inherent in the process of lending, and risk that is specific to individual borrowers. The management of credit risk involves both the process of loan underwriting and loan administration. The Company manages credit risk through a strategy of making loans within the Company's primary marketplace and within the Company's limits of expertise. Although management seeks to avoid concentrations of credit by loan type or industry through diversification, a substantial portion of the borrowers' ability to honor the terms of their loans is dependent on the business and economic conditions in Cherokee County and the surrounding areas comprising the Company's marketplace. Additionally, since real estate is considered by the Company as the most desirable nonmonetary collateral, a significant portion of the Bank's loans are collateralized by real estate. Even though a substantial portion of the Company's loans are collateralized by real estate, the cash flow of the borrower or the business enterprise is generally considered as the primary source of repayment. Generally, the value of real estate is not considered by the Company as the primary source of repayment for performing loans. The Company also seeks to limit total exposure to individual and affiliated borrowers. The Company manages the risk specific to individual borrowers through the loan underwriting process and through an ongoing analysis of the borrower's ability to service the debt as well as the value of the pledged collateral.

The Bank's loan officers and loan administration staff are charged with monitoring the Company's loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay the debt or the value of the pledged collateral. In order to assess and monitor the degree of risk in the Company's loan portfolio, several credit risk identification and monitoring processes are utilized. The Bank uses an outside consultant for a quarterly loan review.

LENDING ACTIVITIES

The Company extends credit primarily to consumers and small businesses in Cherokee County and, to a limited extent, customers in surrounding areas.

The Company's service area is mixed in nature. The corporate office is located in Gaffney, South Carolina. The economy of Cherokee County is a regional business center whose economy contains elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. Outside the incorporated city limits of Gaffney, the economy includes manufacturing, agriculture, timber, and recreational activities. No particular category or segment of the economies previously described are expected to grow or contract disproportionately in 1996.

Management is of the opinion that the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries.

Total loans outstanding were $2,043,972 at December 31, 1996. The loan demand remains strong in the Company's market area, supported in part, by customers moving from larger financial institutions after recent mergers.

The Company's ratio of loans to deposits was 35% on December 31, 1996. The loan to deposit ratio is used to monitor a financial institution's potential profitability and efficiency of asset distribution and utilization. Generally, a higher loan to deposit ratio is indicative of higher interest income since loans yield a higher return than alternative investment vehicles. Management has concentrated on maintaining quality in the loan portfolio while continuing to increase the deposit base.

LOAN PORTFOLIO COMPOSITION

The following table summarizes the composition of the loan portfolio at December 31, 1996:


(Dollars in thousands)
Commercial, financial and agricultural                                          $   887
Real estate - construction                                                            -
Real estate - mortgage                                                              524
Consumer and other                                                                  633
                                                                                -------
                                                                                $ 2,044
                                                                                =======

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES:

The following table summarizes the loan maturity distribution, by type, at December 31, 1996 and related interest rate characteristics:


                                              One year                  One to            After
                                              or less                 five years        five years             Total
                                            -----------              -----------        ----------         ------------

Commercial, financial and agricultural      $   227,273              $   599,486        $   60,000         $    886,759
Real estate - construction                            -                        -                 -                    -
Real estate - mortgage                                -                  142,000           381,400              523,400
Consumer and other                              168,729                  401,663            63,421              633,813
                                            -----------              -----------        ----------         ------------

                                            $   396,002              $ 1,143,149         $ 504,821         $  2,043,972
                                            ===========              ===========         =========         ============

Predetermined rate,
  maturing greater than one year                                     $   668,149         $ 346,987         $  1,015,136
                                                                     ===========         =========         ============

Variable rate or maturing
  within one year                           $ 1,028,836                                                    $  1,028,836
                                            ===========                                                    ============

RISK ELEMENTS

There were no nonaccrual loans or loans 90 days or more past due at December 31, 1996.

SUMMARY OF LOAN LOSS EXPERIENCE

                                                                                                     1996
                                                                                                     ----

Loans outstanding at the end of year                                                    $        2,043,972
                                                                                        ==================

Average amount of loans outstanding                                                     $        1,053,745
                                                                                        ==================

Balance, beginning of year                                                              $                -
                                                                                        ------------------
Total loans charged off                                                                                  -
Recoveries of loans previously charged off                                                               -
                                                                                        ------------------
          Net charge-offs                                                                                -
                                                                                        ------------------
Provision charged to operations                                                                     20,000
                                                                                        ------------------

Balance, end of year                                                                    $           20,000
                                                                                        ==================




Ratios:
  Allowance for loan losses to average loans         1.90      %
  Allowance for loan losses to loans, end of year     .98      %


The Bank's provision and allowance for loan losses is subjective in nature and relies on judgments and assumptions about future economic conditions and other factors affecting borrowers. Management is not aware of any trends, material risks or uncertainties affecting the loan portfolio nor is management aware of any information about any significant borrowers which causes serious doubts as to the ability of the borrower to comply with the loan repayment terms. However, it should be noted that no assurances can be made that future charges to the allowance for loan losses or provisions for loan losses may not be significant to a particular accounting period. At December 31, 1996, management considers the allowance for loan losses adequate based on their judgments, evaluations and analysis of the loan portfolio. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions abut future events which it believes to be reasonable but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

Impaired loans are measured based on the present value of discounted expected cash flows. When it is determined that a loan is impaired, a direct charge to bad debt expense is made for the difference between the net present value of expected future cash flows based on the contractual rate and discount rate and the Bank's recorded investment in the related loan. The corresponding entry is to a related valuation account. Interest is discontinued on impaired loans when management determines that a borrower may be unable to meet payments as they become due.

At December 31, 1996, management reviewed its loan portfolio and determined that no impairment on loans existed that would have a material effect on the Company's consolidated financial statements.

AVERAGE DAILY DEPOSITS

Certificates of deposit over $100,000 totaled $798,765 at December 31, 1996. Of this total, scheduled maturities of three months or less were $156,000; over three months through six months were $0; over six through twelve months were $642,765; and over twelve months were $0.

The following table summarizes the Bank's average deposits for the year ended December 31, 1996, and the percentage of each category to total average deposits.


(Dollars in thousands)                               Average      Average
                                                     Amount      Rate paid
                                                     -------     ----------

Non-interest bearing demand                          $   628           -
Interest bearing transaction accounts                    949        2.58 %
Savings                                                  195        3.08 %
Certificates of deposit                                1,650        6.11 %
                                                     -------

                                                     $ 3,422
                                                     =======

SHORT-TERM BORROWINGS

At December 31, 1996 and 1995, the Company had short term borrowings of $0 and $100,000, respectively. The borrowings were a line of credit with a bank used to finance the organizational expenses associated with opening the Bank. The maximum amount of borrowings outstanding at any month end was $420,000 at July 31, 1996. The average rate paid on the short term borrowings was 8.25% and 8.25% at December 31, 1996 and 1995, respectively.

RETURN ON EQUITY AND ASSETS

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average total assets), for 1996. Since its inception, the Company has not paid cash dividends. Average balances in these computations are based on those presented in the table on page 4.


Return on average assets                                               (2.10)  %

Return on average equity                                               (3.31)  %

Equity assets ratio                                                    63.44   %

ACCOUNTING AND FINANCIAL REPORTING ISSUES

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS 123 recommends that companies account for stock compensation on a fair value based method which requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. As an alternative, companies may continue to record compensation cost based on the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. However, if a company elects this method, it must include in the financial statements certain disclosures which reflect pro forma amounts as if the fair value method had been used. Accordingly, this disclosure was made in the consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                                                                Page
                                                                                                                ----

Independent Auditors' Report                                                                                     F-1
Consolidated Balance Sheets                                                                                      F-2
Consolidated Statements of Income                                                                                F-3
Consolidated Statements of Changes in Stockholders' Equity                                                       F-4
Consolidated Statements of Cash Flows                                                                            F-5
Notes to Consolidated Financial Statements                                                                       F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change in accountants has taken place in any period subsequent to the date of the most recent financial statements. The Company had no disagreement with accountants with respect to accounting principles or practices or financial statement disclosures or auditing scope or procedure, or disagreements with regard to reportable events. The Company has had the same independent accounting firm since its inception.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Biographical information concerning the directors of the Company and the Bank is set forth below. None of the directors are related, except that Harold D. Pennington, Sr. is the father of Harold D. Pennington, Jr.

Directors

Dr. Richard D. Gardner is a native of Tennessee and practices orthopaedic surgery with the Carolina Sports Medicine and Orthopaedic Clinic in Gaffney. A retired Army Colonel, Dr. Gardner is a Rotarian and member of the Gaffney Chamber of Commerce. He is the chairman for the South Carolina Medical Association's Medical Aspects of Sports Committee.

Barry L. Hamrick is a resident of Cherokee County and is President of Hamrick's, Inc., a family owned business comprised of garment manufacturing and retail clothing stores. He is a member of the Cherokee County Community Foundation Board and the Renaissance Board and is a former member of the Limestone College Board of Trustees and the NationsBank Advisory Board.

Haskell D. Mallory is a native of Spartanburg, South Carolina and has been in the manufacturing business since 1974. In 1987, Mr. Mallory became co-owner of Weavetec, Inc., a manufacturer of woven textiles for home and industry. He is also co-owner of Carolina Machinery Sales, Inc. Mr. Mallory served six years in the U.S. Army as a Chief Warrant Officer and helicopter pilot.

Bill H. Mason is a native of Tennessee and the founder and owner of Bill Mason Enterprises which owns and operates a group of McDonald's Restaurants in Cherokee County and Spartanburg County, South Carolina. Prior to starting his own business, Mr. Mason worked 27 years for American Telephone and Telegraph Company. He serves as director of the Cherokee County Chamber of Commerce and the Boys and Girls Clubs of Cherokee County, is on the advisory board of Cherokee Achieve, and was previously a board member of the Saints Club of Limestone College.

V. Stephen Moss, who is the President and CEO of the Company and the Bank, is a native of Cherokee County. Mr. Moss began his banking career with Southern Bank & Trust, the predecessor to First Union National Bank, in 1972. Before joining the Company, Mr. Moss served as First Union National Bank's Cherokee County Executive Officer and Senior Lender over the upstate community banking area. He graduated from Clemson University with a Bachelor's degree in Political Science, as well as from the South Carolina Bankers School and the School of Banking of the South at Louisiana State University. He has also completed the First Union National Bank Commercial Lending School and the First Union Consumer Academy. He has taught the course "Money & Banking" at Limestone College.

Harold D. Pennington, Sr. is a native of Blacksburg, South Carolina. He graduated from Clemson University in 1965 with a Bachelor of Science degree in Textile Management. He is President and co-owner of Weavetec, Inc., Vice President and co-owner of Carolina Machinery Sales, Inc., and co-owner of Cherokee Building Supply, Inc. He was a member of the Blacksburg Housing Authority Board for approximately five years, and served in the South Carolina Guard for six years. He is the father of Harold D. Pennington, Jr.

Harold D. Pennington, Jr. is a native of Blacksburg, South Carolina. He graduated with honors from Clemson University in 1989 with a Bachelor of Science degree in Mechanical Engineering. He is Vice President and co- owner of Weavetec, Inc., President and co-owner of Lister's Building Supply, Inc., and owner of Carolina Country Outlet. He is the son of Harold D. Pennington, Sr.

Heyward W. Porter was born and raised in Blacksburg, South Carolina. Mr. Porter is founder of Porter's Electric Motor Service, Inc. where he currently serves as President. He served as an advisory board member of Bank of Gaffney and SCN Bank (now Wachovia) for 14 years and served as Mayor of Blacksburg, South Carolina from 1964 to 1966. He formerly served as an advisory board member for both the Salvation Army and Boys Club of Cherokee County. He is a former member of the Cherokee Sertoma Club and is a Shriner.


Executive Officers

V. Stephen Moss/President - See above

Thomas W. Hale, who is the Chief Credit Officer, has over 25 years experience in banking. He is a graduate of the University of Florida where he received a Bachelors of Science in Business Administration in 1969. He is also a 1991 graduate of American Banker's Association Stonier Graduate School of Banking and Bank Management Institute, Advanced Commercial Lending Course at the University of Buffalo. Mr. Hale began his banking career at Florida Federal Savings Bank, working in numerous staff and line positions, reaching the title of Area Vice President. He then held the position of Vice President/Senior Lending Officer for First National Bank of Clearwater, Florida. Most recently he was Vice President/ Relationship Manager with Key Bank of New York. He is former Chairman of Better Business Bureau, has been a Rotarian and has held various officer positions with numerous civic and community organizations. He has taught "Analyzing Financial Statements" for the American Banker's Association.

John W. Hobbs, who is the Chief Financial Officer, is a native of South Carolina. He is a graduate of the University of South Carolina with a Bachelors of Science in Accounting. Mr. Hobbs began his career at the public accounting firm of KPMG, Peat Marwick in Greenville, S.C. He then held the position of Vice President/Controller at Standard Savings Bank in Columbia, S.C. Most recently he was the Vice President/General Auditor for First United Bancorporation in Anderson, S.C.

STAGGERED BOARD OF DIRECTORS

The Articles of Incorporation and Bylaws of the Company provide that the directors of the Company are divided into three classes, with each class containing one-third of the total number of directors, as near as is possible, so that each director will serve for a term ending on the date of the third annual meeting of shareholders following the annual meeting at which such director was elected, and the term of office of one of the three classes of directors expires in each year. The initial terms of Barry Hamrick and Harold D. Pennington, Jr. expired in 1996 and both of these directors were reelected for a three-year term expiring in 1999; the initial terms of Richard D. Gardner, Harold D. Pennington, Sr. and Heyward W. Porter expire in 1997; and those of Haskell D. Mallory, Bill H. Mason and V. Stephen Moss expire in 1998. Thereafter, the terms of all directors will be three years.

ITEM 10.  EXECUTIVE COMPENSATION.

       The following table shows the cash compensation paid by the Company to the Company's Chief Executive Officer for the years ended December 31, 1995 and December 31, 1996. No other executive officers of the Company or the Bank earned total annual compensation, including salary and bonus, for the fiscal year ended December 31, 1996.


                                       SUMMARY COMPENSATION TABLE
                                                                                   ANNUAL COMPENSATION
                                                                                  ---------------------------
                                                                                                 OTHER ANNUAL
           NAME AND PRINCIPAL POSITION                         YEAR               SALARY         COMPENSATION
           ---------------------------                         ----               ------         ------------

       V. Stephen Moss, President                              1996               $80,842            $2,689 (1)
       and Chief Executive Officer                             1995               $18,000            $    0

----------------------

(1) Includes Company provided automobile, country club dues and additional life insurance.

       In March 1997, the Board of Directors adopted a stock option plan whereby directors, executive officers and certain other key employees of the Company and the Bank can receive options to purchase shares of the Company's Common Stock, and, as described below, Mr. Moss has been granted stock options in accordance with the terms of his employment agreement with the Company. See "Employment Agreement." The Board will present the Stock Option Plan to the shareholders for their approval of the 1997 Annual Meeting of Shareholders.

EMPLOYMENT AGREEMENT

       V. Stephen Moss and the Company entered into an Employment Agreement pursuant to which Mr. Moss will serve as the President and Chief Executive Officer of the Company and the Bank. The Employment Agreement provides for salary of $85,000 plus his yearly medical insurance premium. Mr. Moss will be eligible to participate in any management incentive program of the Bank or any long-term equity incentive program and will be eligible for grants of stock options and other awards thereunder. In addition, on the first anniversary of the opening date of the Bank, he will be eligible to receive a cash bonus in an amount determined by the Board of Directors (with Mr. Moss abstaining). The agreement provides that the amount of the bonus will be based on such intangible criteria as the Board shall establish. The Board anticipates that among the factors it will consider will be Mr. Moss's efforts in connection with obtaining approvals from the OCC, the FDIC, and the Federal Reserve, and in connection with preparing generally for the Bank's opening. On each anniversary of the opening date thereafter, Mr. Moss will be eligible to receive a cash bonus equal to 5% of the net pre-tax income of the Bank (determined in accordance with generally accepted accounting principles) if the Bank achieves certain performance levels established by the Board of Directors from time to time. Upon the closing of the offering (or as soon thereafter as an appropriate stock option plan is adopted by the Company), Mr. Moss will be granted an option to purchase an amount equal to 5% of the shares sold in the offering (30,817 shares) at $10.00 per share. The options will vest at the rate of one-fifth per year for each of the first five anniversaries of the opening date, subject to Mr. Moss' being employed by the Company on such date and meeting certain performance criteria. The options will have a term of ten years. Additionally, Mr. Moss will participate in the Bank's retirement, welfare and other benefit programs and is entitled to a life insurance policy an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses. The Company will maintain a term life insurance policy on Mr. Moss providing for death benefits in the amount of $700,000 payable to the Company and $300,000 payable to Mr. Moss' family.

       The Employment Agreement provides for an initial term of five years, which may be extended each year for an additional year so that the remaining term shall continue to be five years.

       If the Company terminates Mr. Moss' employment without cause or if Mr. Moss' employment is terminated due to a sale, merger or dissolution of the Company or the Bank, the Company will be obligated to continue his salary and bonus for the first twelve months thereafter plus one-half of his salary and bonus for the second twelve months thereafter. Furthermore, the Company must remove any restrictions on outstanding incentive awards so that all such awards vest immediately and the Company must continue to provide his life insurance and medical benefits until he reaches the age of 65.

       In addition, the employment agreement provides that following termination of his employment with the Bank and for a period of twelve months thereafter, Mr. Moss may not (i) be employed in the banking business as a director, officer at the vice-president level or higher, or organizer or promoter of, or provide executive management services to, any financial institution within Cherokee County, (ii) solicit major customers of the Bank for the purpose of providing financial services, or (iii) solicit employees of the Bank for employment.

DIRECTOR COMPENSATION

       The Company or the Bank did not pay directors' fees during the last fiscal year, and does not presently intend to pay directors' fees in the initial years of operation.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth the number and percentage of outstanding shares of Common Stock beneficially owned at the Record Date by (a) each executive officer of the Company, (b) each director of the Company, (c) all executive officers and directors of the Company as a group, and (d) each person or entity known to the Company to own more than 5% of the outstanding Common Stock.

                                                     Shares Beneficially Owned
                                                    ----------------------------

                                                    Number of
          Name                                       Shares(1)        Percent(2)
          ----                                       ---------        ----------

          Richard Gardner(3)                         25,000             4.06%
          Barry Hamrick(4)                           25,000             4.06%
          Haskell Mallory(5)                         30,000             4.87%
          Bill Mason(6)                              20,200             3.28%
          V. Stephen Moss(7)                          5,000              .81%
          Harold Pennington, Jr.(8)                  28,000             4.54%
          Harold Pennington, Sr.                     30,000             4.87%
          Heyward Porter                             15,000             2.43%
          John Hobbs                                    200              .03%

          TOTAL                                     178,400            28.95%
--------------------

(1) Information relating to the beneficial ownership of Common Stock is based upon "beneficial ownership" concepts set forth in rules of the Securities Exchange Commission under Section 13(d) of the Securities Exchange Act of 1934. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of each security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children, and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(2) Percent is calculated by treating shares subject to options held by the named individual for whom the percentage is held by the named individual for whom the percentage is calculated which are exercisable within the next 60 days as if outstanding, but treating shares subject to options held by another stockholder as not outstanding.

(3)    Owned jointly with Mr. Gardner's wife.

(4) Includes 5,000 shares for which the beneficial ownership is attributable to Mr. Hamrick as a result of his daughter's ownership of 5,000 shares.

(5) Includes 1,860 shares for which the beneficial ownership is attributable to Mr. Mallory as a result of his wife's ownership of 1,860 shares.

(6)    Owned jointly with Mr. Mason's wife.

(7) Includes 750 shares for which the beneficial ownership is attributable to Mr. Moss as a result of his children's ownership of 750 shares.

(8) Includes 8,000 shares for which the beneficial ownership is attributable to Mr. Pennington as a result of his joint ownership with his wife of 6,000 shares and his daughter's ownership of 2,000 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company purchased the Blacksburg Office property from James L. Moss, who is V. Stephen Moss' uncle. The Company believes that this agreement was entered into on terms no less favorable to the Company than could be obtained from an unaffiliated third party. The Company and the Bank expect to have banking and other transactions in the ordinary course of business with directors, and officers of the Company and the Bank and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risk of collectibility nor present other unfavorable features to the Company and the Bank. The Bank is subject to a limit on the aggregate amount it can lend to its and the Company's directors and officers as a group equal to its unimpaired capital and surplus (or, under a regulatory exemption available to banks with less than $100 million in deposits, twice that amount). Loans to individual directors and officers must also comply with the Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. The Company intends for all of its transactions with Directors or other affiliates of the Company or the Bank to be on terms no less favorable to the Company than could be obtained from an unaffiliated third party and to be approved by a majority of the Company's disinterested directors.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:


Exhibit
Number            Description
------            -----------

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

10.8   Stock Option Plan dated as of March 25, 1997

21.1   Subsidiaries of the Company

27.1   Financial Data Schedule (for SEC use only)


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FNB BANCSHARES, INC.


Date:     March 24, 1997        By:        /s/ V. Stephen Moss
       -------------------               ---------------------------------------
                                               V. Stephen Moss
                                           President and Chief Executive Officer

       KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints V. Stephen Moss, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



Signature                                      Title                  Date

 /s/ Richard D. Gardner                                           March 24, 1997
------------------------------                                    --------------
Richard D. Gardner                           Director

 /s/ Barry Hamrick                                                March 24, 1997
------------------------------                                    --------------
Barry Hamrick                                Director

 /s/ Haskell D. Mallory                                           March 24, 1997
------------------------------                                    --------------
Haskell D. Mallory                           Director

 /s/ Bill Mason                                                   March 24, 1997
------------------------------                                    --------------
Bill Mason                                   Director

Signature                                      Title                 Date

 /s/ V. Stephen Moss                                              March 24, 1997
------------------------------                                    --------------
V. Stephen Moss                              Director;
                                         President and CEO

 /s/ Harold D. Pennington, Jr.                                    March 24, 1997
------------------------------                                    --------------
Harold D. Pennington, Jr.                    Director

 /s/ Harold D. Pennington, Sr.                                    March 24, 1997
------------------------------                                    --------------
Harold D. Pennington, Sr.                    Director


 /s/ Heyward W. Porter                                            March 24, 1997
------------------------------                                    --------------
Heyward W. Porter                            Director


                                INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------

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

10.8   Stock Option Plan dated as of March 25, 1997

21.1   Subsidiaries of the Company

27.1   Financial Data Schedule (for SEC use only)

                              FNB BANCSHARES, INC.

                        Consolidated Financial Statements

                  For the Year Ended December 31, 1996 and for
               the Period September 27, 1995 to December 31, 1995

                                       and

                          Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

The Board of Directors
FNB Bancshares, Inc.
Gaffney, South Carolina

We have audited the accompanying consolidated balance sheets of FNB Bancshares, Inc., and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1996 and for the period September 27, 1995 to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FNB Bancshares, Inc., and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for the year ended December 31, 1996 and for the period September 27, 1995 to December 31, 1995 in conformity with generally accepted accounting principles.

TOURVILLE, SIMPSON & HENDERSON

February 27, 1997
Columbia, South Carolina

                              FNB BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


ASSETS                                                                                1996               1995
                                                                                 --------------     ---------------
Cash and cash equivalents:
   Cash and due from banks                                                       $      342,680     $        18,898
   Federal funds sold                                                                 7,930,000                   -
                                                                                 --------------     ---------------
                                                                                      8,272,680              18,898
Securities held to maturity (market value of $344,083)                                  344,190                   -

Loans receivable                                                                      2,043,972                   -
   Less allowance for loan losses                                                       (20,000)                  -
                                                                                 --------------     ---------------
      Loans, net                                                                      2,023,972                   -

Premises and equipment, net                                                             734,443               4,026
Accrued interest receivable                                                              11,180                   -
Other assets                                                                            346,436              52,208
                                                                                 --------------     ---------------

            Total assets                                                         $   11,732,901     $        75,132
                                                                                 ==============     ===============

LIABILITIES
Deposits:
   Non-interest bearing transaction accounts                                     $    1,125,050     $             -
   Interest bearing transaction accounts                                              1,234,402                   -
   Savings                                                                              550,717                   -
   Time deposits $100,000 and over                                                      798,765                   -
   Other time deposits                                                                2,095,431                   -
                                                                                 --------------     ---------------
                                                                                      5,804,365                   -

Accrued interest payable                                                                 20,213                   -
Other liabilities                                                                        13,997             102,110
                                                                                 --------------     ---------------
            Total liabilities                                                         5,838,575             102,110
                                                                                 --------------     ---------------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000
   shares authorized and unissued                                                             -                   -
Common stock, $.01 par value; 10,000,000 shares
   authorized; 616,338 and 10 shares issued and
   outstanding in 1996 and 1995, respectively                                             6,163                   1
Capital surplus                                                                       6,112,318                  99
Retained earnings (deficit)                                                            (224,155)            (27,078)
                                                                                 --------------     ---------------
            Total stockholders' equity                                                5,894,326             (26,978)
                                                                                 --------------     ---------------

            Total liabilities and stockholders' equity                           $   11,732,901     $        75,132
                                                                                 ==============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

                              FNB BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE PERIOD
                     SEPTEMBER 27, 1995 TO DECEMBER 31, 1995


                                                                                       1996               1995
                                                                                 --------------     ---------------

INTEREST INCOME
   Loans, including fees                                                         $       27,526     $             -
   Investment securities, taxable                                                         2,033                   -
   Federal funds sold                                                                   176,393                   -
                                                                                 --------------     ---------------
                                                                                        205,952                   -
                                                                                 --------------     ---------------

INTEREST EXPENSE
   Time deposits $100,000 and over                                                        5,645                   -
   Other deposits                                                                        21,357                   -
   Short term borrowing                                                                  14,861                   -
                                                                                 --------------     ---------------
                                                                                         41,863                   -
                                                                                 --------------     ---------------

NET INTEREST INCOME                                                                     164,089                   -
Provision for loan losses                                                                20,000                   -
                                                                                 --------------     ---------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                     144,089                   -
                                                                                 --------------     ---------------

OTHER INCOME
   Service charges on deposit accounts                                                      583                   -
   Other service charges, commissions and fees                                            5,393                   -
                                                                                 --------------     ---------------
                                                                                          5,976                   -
                                                                                 --------------     ---------------

OTHER EXPENSE
   Salaries and employee benefits                                                       238,606              19,715
   Furniture and equipment                                                               20,033                   -
   Other operating expense                                                              172,963               7,363
                                                                                 --------------     ---------------
                                                                                        431,602              27,078
                                                                                 --------------     ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                                      (281,537)            (27,078)

Income tax expense (benefit)                                                            (84,460)                  -
                                                                                 --------------     ---------------

NET INCOME (LOSS)                                                                $     (197,077)    $       (27,078)
                                                                                 ==============     ===============

PER SHARE
   Average shares outstanding                                                           616,338                   -
   Net income (loss)                                                             $         (.32)    $             -


The accompanying notes are an integral part of the consolidated financial statements.

                              FNB BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE PERIOD
                     SEPTEMBER 27, 1995 TO DECEMBER 31, 1995



                                                     Common Stock                        Retained
                                                ----------------------     Capital       Earnings
                                                 Shares     Amount         Surplus       (Deficit)        Total
                                                -------   ------------  -------------  ------------   ------------

Common stock issued                                  10   $          1  $          99  $              $        100

Net income (loss)                                                                           (27,078)       (27,078)
                                                -------   ------------  -------------  ------------   ------------

BALANCE, DECEMBER 31, 1995                           10              1             99       (27,078)       (26,978)

Common stock issued                             616,328          6,162      6,157,118                    6,163,280

Costs of common stock issuance                                                (44,899)                     (44,899)

Net income (loss)                                                                          (197,077)      (197,077)
                                                -------   ------------  -------------  ------------   ------------

BALANCE, DECEMBER 31, 1996                      616,338   $      6,163  $   6,112,318  $   (224,155)  $  5,894,326
                                                =======   ============  =============  ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                              FNB BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR THE PERIOD
                     SEPTEMBER 27, 1995 TO DECEMBER 31, 1995


                                                                                       1996               1995
                                                                                 --------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $     (197,077)    $       (27,078)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
         Provision for loan losses                                                       20,000                   -
         Depreciation                                                                    12,703                   -
         Accretion and premium amortization                                              (2,033)                  -
         Deferred income taxes                                                          (89,247)                  -
         Increase in interest receivable                                                (11,180)                  -
         Increase in interest payable                                                    20,213                   -
         Increase in other assets                                                      (204,981)            (52,208)
         Increase in other liabilities                                                   11,886               2,110
                                                                                 --------------     ---------------
            Net cash used by operating activities                                      (439,716)            (77,176)
                                                                                 --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities held to maturity                                             (342,156)                  -
  Net increase in loans made to customers                                            (2,043,972)                  -
  Purchases of premises and equipment                                                  (743,120)             (4,026)
                                                                                 --------------     ---------------
        Net cash used by investing activities                                        (3,129,248)             (4,026)
                                                                                 --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, interest
      bearing transaction accounts and savings accounts                               2,910,169                   -
   Net increase in time deposits                                                      2,894,196                   -
   Net increase (decrease) in short-term borrowings                                    (100,000)            100,000
   Costs of stock issuance                                                              (44,899)                  -
   Sale of common stock                                                               6,163,280                 100
                                                                                 --------------     ---------------
            Net cash provided by financing activities                                11,822,746             100,100
                                                                                 --------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             8,253,782              18,898

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           18,898                   -
                                                                                 --------------     ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $    8,272,680     $        18,898
                                                                                 ==============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

                              FNB BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CONSOLIDATION - FNB Bancshares, Inc., a bank holding company (the Company), and its subsidiary, First National Bank of the Carolinas (the
Bank), provide banking services to domestic markets principally in Cherokee County, South Carolina. The Bank commenced operations on October 18, 1996. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

PRE-OPERATING EXPENSES AND ORGANIZATIONAL COSTS - A summary of the assets acquired and use of funds up through the date the Bank commenced operations are as follows:


Common stock subscription proceeds,
  net of $44,899 expenses of offering                                            $    6,118,481
Pre-opening interest income                                                             101,952
Pre-opening expenses                                                                   (247,760)
Deferred organization costs                                                             (92,603)
Purchase of premises and equipment                                                     (361,876)
Acquisition of Bank                                                                  (4,775,845)
                                                                                 --------------

        Remaining cash and cash equivalents                                      $      742,349
                                                                                 ==============

The pre-operating income and expenses through the date the Bank commenced operations are reflected in the accompanying statements of income. Deferred organization costs for attorney fees, consultants and filing fees were capitalized and are being amortized over a five year period. Such amount less accumulated amortization is included in other assets.

MANAGEMENT'S ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgements about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

SECURITIES HELD TO MATURITY - Investment securities are stated at cost, adjusted for amortization of premium and accretion of discount computed by the straight-line method. The Company has the ability and management has the intent to hold investment securities to maturity. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security.

                              FNB BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

LOANS - Loans are stated at their unpaid principle balance. Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectibility of a loan or when a loan becomes 90 days past due as to principle or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

Impaired loans are measured based on the present value of discounted expected cash flows. When it is determined that a loan is impaired, a direct charge to bad debt expense is made for the difference between the net present value of expected future cash flows based on the contractual rate and discount rate and the Bank's recorded investment in the related loan. The corresponding entry is to a related valuation account. Interest is discontinued on impaired loans when management determines that a borrower may be unable to meet payments as they become due.

ALLOWANCE FOR LOAN LOSSES - An allowance for possible loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio. The allowance is based upon a continuing review of past loan loss experience, current and future economic conditions which may affect the borrowers' ability to pay and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for possible loan losses and recoveries of loans previously charged off are added to the allowance.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the following estimated useful lives: buildings - 20 years; furniture and equipment - 5 to 10 years. The cost of assets sold or otherwise disposed of, and the related allowance for depreciation is eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

FEDERAL RESERVE BANK STOCK - Other assets includes the cost of the Company's investment in the stock of the Federal Reserve Bank. The stock has no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required by law of every national bank.

INCOME AND EXPENSE RECOGNITION - The accrual method of accounting is used for all significant categories of income and expense. Immaterial amounts of insurance commissions and other miscellaneous fees are reported when received.

INCOME TAXES - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities principally the allowance for loan losses and depreciable premises and equipment.

STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-based Compensation," effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS 123 recommends that companies account for stock compensation on a fair value based method which requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. As an alternative, companies may continue to record compensation cost based on the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock (APB Opinion No.
25). However, if a company elects this method, it must include in the financial statements certain disclosures which reflect pro forma amounts as if the fair value method had been used. As permitted by SFAS 123,

                              FNB BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company has elected to account for stock options under APB Opinion No. 25 with pro forma amounts disclosed in the financial statements. The pro forma disclosures for the Company include the effects of all awards granted (See Note
J).

PER SHARE AMOUNTS - Income or loss per share is computed by dividing earnings by the weighted average number of shares outstanding during the year.

STATEMENTS OF CASH FLOWS - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

During 1996, interest paid on deposits and short-term borrowings totaled
$21,650.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - In the ordinary course of business, the Company has entered into off- balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Although the Bank's loan portfolio is diversified, a substantial portion of its borrower's ability to honor the terms of their loans is dependent on business and economic conditions in Cherokee County and surrounding areas. Management does not believe credit risk is associated with obligations of the United States, its agencies or corporations. The Bank places its deposits and correspondent accounts with and sells federal funds to high credit quality financial institutions. Management believes credit risk associated with these financial instrument is not significant.

RECLASSIFICATIONS - Certain captions and amounts in the financial statements of 1995 were reclassified to conform with the 1996 presentation.

NOTE B - CASH AND DUE FROM BANKS

The Company is required by regulation to maintain average reserve balances with the Federal Reserve Bank computed as a percentage of deposits. These requirements were satisfied by vault cash and cash on hand.

NOTE C - INVESTMENT SECURITIES

The amortized costs and estimated market values of securities held to maturity at December 31, 1996 were:


                                                                            Gross          Gross        Estimated
                                                            Amortized     Unrealized     Unrealized       Fair
                                                              Cost          Gains          Losses         Value
                                                          ------------  -------------  -------------  -------------

U.S. Treasury securities                                  $    344,190  $           -  $         107  $     344,083
                                                          ============  =============  =============  =============

                              FNB BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of maturities of securities held to maturity as of December 31, 1996. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.


                                                                                                        Estimated
                                                                                         Amortized        Fair
                                                                                           Cost           Value
                                                                                       -------------  -------------

Due within one year                                                                    $     344,190  $     344,083
                                                                                       =============  =============

No securities were pledged as collateral to secure public deposits at December 31, 1996.

NOTE D - LOANS

Major classifications of loans receivable as of December 31, 1996 are summarized as follows:


Commercial and industrial                                                                           $       886,758
Real  estate - construction                                                                                       -
Real  estate - other                                                                                        523,005
Installment and consumer credit lines                                                                       634,209
                                                                                                    ---------------

      Total gross loans                                                                             $     2,043,972
                                                                                                    ===============

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 1996, management has determined that no impairment of loans existed that would have a material effect on the Company's financial statements.

Transactions in the allowance for loan losses for the years ended December 31, 1996 are summarized below:


Balance, beginning of period                                                                        $             -
Provision charged to operations                                                                              20,000
Recoveries on loans previously charged off                                                                        -
Loans charged off                                                                                                 -
                                                                                                    ---------------

Balance, end of year                                                                                $        20,000
                                                                                                    ===============

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial position. The Company's exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Letters of credit are conditional commitments issued to guarantee a customer's performance to a third party and have essentially the same credit risk as other lending facilities.

                              FNB BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 1996:


Commitments to extend credit                                                                        $     1,619,000


Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Cherokee County and surrounding areas.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31, 1996 and 1995:


                                                                                        1996               1995
                                                                                 --------------     ---------------

Land                                                                             $      247,623     $         1,500
Building and land improvements                                                          192,709               2,526
Furniture and equipment                                                                 306,814                   -
                                                                                 --------------     ---------------
                                                                                        747,146               4,026
Less, accumulated depreciation                                                          (12,703)                  -
                                                                                 --------------     ---------------

Premises and equipment, net                                                      $      734,443     $         4,026
                                                                                 ==============     ===============

NOTE F - DEPOSITS

At December 31, 1996, the scheduled maturities of time deposits are as follows:


                  1997                                                                                $    2,894,196
                  1998 and thereafter                                                                              -
                                                                                                      --------------

                                                                                                      $    2,894,196
                                                                                                      ==============

NOTE G - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

The ability of FNB Bancshares, Inc. to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds to FNB Bancshares, Inc. in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the Bank's net profits (as defined) for the current year plus retained net profits (as defined) for the preceding two years, less any required transfers to surplus. As of December 31, 1996, the Bank had not posted a profit.

                              FNB BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - INCOME TAXES

Income tax expense (benefit) for the year ended December 31, 1996 is summarized as follows:


Currently payable
  State                                                                                             $         4,787

Deferred income taxes
  Federal                                                                                                   (71,362)
  State                                                                                                     (17,885)
                                                                                                    ---------------
Deferred income tax expense (benefit)                                                                       (89,247)
                                                                                                    ---------------
                     Total income tax expense (benefit)                                             $        84,460
                                                                                                    ===============

The Company's deferred tax accounts as of December 31, 1996 are as follows:


Deferred tax assets                                                                                 $        93,091
Deferred tax liabilities                                                                            $         3,844
Valuation allowance                                                                                 $             0


Deferred income taxes result from timing differences in the recognition of certain items of income and expense for tax and financial reporting purposes. The principal sources of these differences and the related deferred tax effects are as follows:


Accelerated depreciation                                                                            $         3,844
Provision for loan losses                                                                                    (2,384)
Amortization of organizational costs                                                                        (58,064)
Net operating loss carryforward                                                                             (32,643)
                                                                                                    ---------------

Total deferred tax expense (benefit)                                                                $       (89,247)
                                                                                                    ===============

The Company has a net operating loss carryforward for income tax purposes of $83,115 as of December 31, 1996, which expires in various years through 2011.

A reconciliation between the income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34% to income before income taxes for the year ended December 31, 1996 follows:


Tax expense at statutory rate                                                                       $       (95,723)
Surtax exemption                                                                                             24,162
State income tax, net of federal income tax benefit                                                         (14,726)
Other, net                                                                                                    1,827
                                                                                                    ---------------

                                                                                                    $       (84,460)
                                                                                                    ===============

Deferred tax assets represent the future tax benefit of future deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 1996 will be realized and, accordingly, has not established a valuation allowance.

                              FNB BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - OTHER EXPENSES

Other expenses for the year ended December 31, 1996 are summarized as follows:


                                                                                      1996               1995
                                                                                 --------------     ---------------

Stationery, printing and postage                                                 $       36,416     $             -
Advertising and promotion                                                                23,990                   -
Seminars and education                                                                   12,449                   -
Rent                                                                                     14,173                   -
Insurance                                                                                10,455                   -
Other                                                                                    75,480               7,363
                                                                                 --------------     ---------------

                                                                                 $      172,963     $         7,363
                                                                                 ==============     ===============

NOTE J - STOCK-BASED COMPENSATION

The Company granted stock options to certain officers upon their employment with the Company. The options will vest at a rate of one-fifth per year and have a term of ten years.

The Company will apply APB Opinion No. 25 and related interpretations in accounting for the stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings (losses) per share for the year ended December 31, 1996 would have been reduced to the pro forma amounts indicated below:

Net income (loss):
  As reported$(197,077)
  Pro forma(206,458)

Net income (loss) per share:
  As reported$(.32)
  Pro forma(.33)

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0 percent; expected volatility of 0 percent; risk-free interest rate of 6.41 percent; and an expected life of 10 years.

As of December 31, 1996, options were granted to purchase up to 50,817 shares of the Company's common stock for $10 per share. As of that date, none of the options had been exercised or canceled, no options were exercisable, and the weighed-average remaining contractual life was 9.8 years. The fair value of options, calculated using the Black-Scholes option pricing model, granted during 1996 was $4.68 per share.

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

In December 1991, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 107 (SFAS 107), "Disclosures About Fair Value of Financial Instruments." SFAS 107 extends the existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

                              FNB BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Investment Securities - The fair values of marketable securities held to maturity are based on quoted market prices or dealer quotes.

Loans - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Off-Balance Sheet Financial Instruments - The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The contractual amount is a reasonable estimate of fair value for the instruments because commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis.

The carrying values and estimated fair values of the Company's financial instruments for the years ending December 31, 1996 and 1995 are as follows:


                                               December 31, 1996                      December 31, 1995
                                          -------------------------------     -------------------------------
                                            Carrying          Estimated         Carrying           Estimated
                                             Amount           Fair Value         Amount            Fair Value
                                          ----------          ----------      ----------          -----------

FINANCIAL ASSETS:
   Cash and due from banks                $  342,680          $  342,680      $   18,898          $   18,898
   Federal funds sold                      7,930,000           7,930,000               -                   -
   Securities held-to-maturity               344,190             344,083               -                   -
   Loans                                   2,043,972           2,046,417               -                   -
   Allowance for loan losses                 (20,000)            (20,000)              -                   -

FINANCIAL LIABILITIES:
   Demand deposit, interest-bearing
     transaction, and savings accounts    $2,910,169          $2,910,169    $          -          $        -
   Time deposits                           2,894,196           2,897,018               -                   -

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
   Commitments to extend credit           $1,619,000          $1,619,000    $          -          $        -

                              FNB BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 1996, management and legal counsel are not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the financial statements.

NOTE M - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier I and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier I capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain a capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 1996, the Bank has not been examined by its primary regulators. However, based on industry standards, management considers the Bank well-capitalized under the regulatory framework for prompt corrective action.

The following table summarizes the capital ratios of the Bank and the regulatory minimum requirements at December 31, 1996.


                                                                         Tier I              Total         Tier 1
                                                                       Risk-Based          Risk-Based     Leverage
                                                                       -----------         ----------     --------

Actual ratios                                                             106.97  %           107.44 %      40.83 %

Regulatory minimum:
  For capital adequacy purposes                                             4.00                8.00         4.00
  To be well capitalized under prompt corrective
    action provisions                                                       6.00               10.00         5.00

The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

                              FNB BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - FNB BANCSHARES, INC. (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                                                                       1996               1995
                                                                                 --------------     ---------------
Assets
  Cash and cash equivalents                                                      $    1,386,973     $        18,898
  Investment in banking subsidiary                                                    4,447,986                   -
  Other assets                                                                           59,467              56,234
                                                                                 --------------     ---------------

        Total assets                                                             $    5,894,426     $        75,132
                                                                                 ==============     ===============

Other liabilities                                                                $          100     $       102,110
Stockholders' equity                                                                  5,894,326             (26,978)
                                                                                 --------------     ---------------

        Total liabilities and stockholders' equity                               $    5,894,426     $        75,132
                                                                                 ==============     ===============

                              STATEMENTS OF INCOME
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
             FOR THE PERIOD SEPTEMBER 27, 1995 TO DECEMBER 31, 1995


                                                                                       1996               1995
                                                                                 --------------     ---------------
Income
 Interest income                                                                 $      108,530     $             -

Expenses                                                                                (14,862)            (27,078)
                                                                                 ---------------    ---------------

Income before income taxes and equity in
  undistributed earnings of banking subsidiary                                           93,668             (27,078)

Income tax benefit                                                                       37,114                   -

Equity in undistributed earnings (losses)
  of banking subsidiary                                                                (327,859)                  -
                                                                                 --------------     ---------------

Net income (loss)                                                                $     (197,077)    $       (27,078)
                                                                                 ==============     ===============

                              FNB BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
             FOR THE PERIOD SEPTEMBER 27, 1995 TO DECEMBER 31, 1995


                                                                                       1996               1995
                                                                                 --------------     ---------------
Operating activities:
  Net income (loss)                                                              $     (197,077)    $       (27,078)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
    Increase in other assets                                                             (3,233)            (56,234)
    Increase (decrease) in other liabilities                                           (102,010)            102,110
    Equity in undistributed earnings (losses) of
      banking subsidiary                                                                327,859                   -
                                                                                 --------------     ---------------
        Net cash provided (used) by operating activities                                 25,539              18,798
                                                                                 --------------     ---------------

Financing activities
  Sale of common stock                                                                6,163,280                 100
  Purchase of bank stock                                                             (4,775,845)                  -
  Cost of stock issuance                                                                (44,899)                  -
                                                                                 --------------     ---------------
        Net cash provided by financing activities                                     1,342,536                 100
                                                                                 --------------     ---------------

Net increase in cash                                                                  1,368,075              18,898

Cash, beginning                                                                          18,898                   -
                                                                                 --------------     ---------------

Cash, ending                                                                     $    1,386,973     $        18,898
                                                                                 ==============     ===============