Form 10QSB
period 1997-03-31
FNB BANCSHARES INC /SC/
filed 1997-05-09
CIK 1009162

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 For the quarterly period ended March 31, 1997

         Transition report under Section 13 or 15(d) of the Exchange Act
---      For the transition period from                 to
                                        ---------------    ----------------

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         616,338 shares of common stock, par value $.01 per share, were issued and outstanding as of March 31, 1997.

         Transitional Small Business Disclosure Format (check one):
   Yes       No     X
        ---        ---

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              FNB BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31, 1997    DECEMBER 31, 1996
                                                          (UNAUDITED)           (AUDITED)
                                                          -----------           ---------
ASSETS
Cash and Cash Equivalents:
         Cash                                             $    675,770         $    342,680
         Federal Funds Sold                                  6,530,000            7,930,000
                                                          ------------         ------------
                                                             7,205,770            8,272,680

Securities                                                   1,349,855              344,190

Loans Receivable                                             5,905,371            2,043,972
  Less Allowance for loan loss                                 (50,000)             (20,000)
                                                          ------------         ------------
         Loans, net                                          5,855,371            2,023,972

Premises and equipment                                         824,097              734,443
Accrued Interest Receivable                                     61,874               11,180
Other Assets                                                   378,843              346,436
                                                          ------------         ------------
         Total Assets                                     $ 15,675,810         $ 11,732,901

LIABILITIES
Deposits:
         Non-interest bearing transaction accounts        $  1,672,592         $  1,125,050
         Interest bearing transaction accounts               2,006,641            1,234,402
         Savings                                             1,680,785              550,717
         Time deposits $100,000 and over                     1,207,029              798,765
         Other time deposits                                 2,617,468            2,095,431
                                                          ------------         ------------
                                                             9,184,515            5,804,365

Repurchase Agreements                                          651,921                    0
Accrued Interest Payable                                        59,325               20,213
Other Liabilities                                               24,675               13,997
                                                          ------------         ------------
         Total Liabilities                                   9,920,436            5,838,575
                                                          ------------         ------------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000
   shares authorized and unissued
Common Stock, $.01 par value; 10,000,000
   shares authorized; 616,338 shares issued                      6,163                6,163
Capital surplus                                              6,112,318            6,112,318
Retained earnings (deficit)                                   (363,107)            (224,155)
                                                          ------------         ------------
   Total Stockholders' equity                                5,755,374            5,894,326
                                                          ------------         ------------
Total Liabilities and Stockholders' equity                $ 15,675,810         $ 11,732,901


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                              1997                  1996
                                                            --------              ---------

INTEREST INCOME
         Loans, including fees                            $    115,375         $          0
         Investment securities, taxable                         12,398                    0
         Federal funds sold                                     89,123                    0
                                                          ------------         ------------
                       Total revenues                          216,896                    0
                                                          ------------         ------------


INTEREST EXPENSE
         Time deposits $100,000 and over                        14,192                    0
         Other deposits                                         48,807                    0
         Repurchase agreements                                   4,878                    0
         Short term borrowings                                       0                3,372
                                                          ------------         ------------
                                                                67,877                3,372
                                                          ------------         ------------

NET INTEREST INCOME                                            149,019               (3,372)
         Provision for loan loss                                30,000                    0
                                                          ------------         ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            119,019
                                                          ------------         ------------
                                                                                     (3,372)
OTHER INCOME
         Service charges on deposit accounts                    12,537                    0
         Other service charges, commissions and fees            10,882                    0
                                                          ------------         ------------
                                                                23,419                    0
                                                          ------------         ------------

OTHER EXPENSE
         Salaries and employee benefits                        161,162               19,622
         Furniture and equipment                                46,003                1,019
         Other operating expense                                74,225               49,594
                                                          ------------         ------------
                                                               281,390               70,235
                                                          ------------         ------------

INCOME (LOSS) BEFORE TAXES                                    (138,952)             (73,607)
INCOME TAX EXPENSE (BENEFIT)                                         0                    0
                                                          ------------         ------------
NET INCOME (LOSS)                                         $   (138,952)        $    (73,607)


PER SHARE
         Average shares outstanding                            616,338                   --
         Net income (loss)                                $       (.23)                  --



See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE PERIOD ENDED MARCH 31, 1997
                                  (UNAUDITED)


                                                                                             Retained
                                            Common Stock                   Capital           Earnings
                                      Shares            Amount             Surplus           (Deficit)             Total
                                      ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996            616,338        $     6,163        $ 6,112,318        $  (224,155)        $ 5,894,326

Net income (loss)                           0                  0                  0           (138,952)           (138,952)
                                      -------        -----------        -----------        -----------         -----------
BALANCE, MARCH 31, 1997               616,338        $     6,163        $ 6,112,318        $  (363,107)        $ 5,755,374


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                          FROM DECEMBER 31 TO MARCH 31

                                                               1997                  1996
                                                               ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $   (138,952)        $    (73,607)

Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
     Provision for loan losses                                  30,000                    0
     Depreciation                                               20,901                    0
     Accretion and premium amortization                         (4,540)                   0
     Increase in interest receivable                           (50,694)                   0
     Increase in interest payable                               39,112                    0
     Increase in other assets                                  (32,407)                   0
     Increase in other liabilities                              10,678               70,000
                                                          ------------         ------------
           Net cash used by operating activities              (125,902)              (3,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of securities held to maturity                 (1,001,125)                   0
    Net increase in loans made to customers                 (3,861,399)                   0
    Purchase of premises and equipment                        (110,555)             (10,842)
                                                          ------------         ------------
           Net cash used by investing activities            (4,973,079)             (10,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand deposits, interest bearing
       transaction accounts and savings accounts               793,201                    0
    Net increase in time deposits                            2,586,949                    0
    Net increase(decrease) in Repurchase Agreements            651,921                    0
                                                          ------------         ------------
             Net cash provided by financing activities       4,032,071                    0
                                                          ------------         ------------


NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                        (1,066,910)             (14,449)
                                                          ------------         ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               8,272,680               18,898
                                                          ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  7,205,770         $      4,449




See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND CONSOLIDATION - FNB Bancshares, Inc. (the "Company") is a bank holding company. Through its subsidiary, First National Bank of the Carolinas (the "Bank"), the Company provides banking services to domestic markets principally in Cherokee County, South Carolina. The Bank commenced operations on October 18, 1996. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements for the interim periods ended March 31, 1996 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1996 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and the notes included in FNB Bancshares, Inc.'s 1996 Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of March 31, 1997 compared to December 31, 1996, and the results of operations for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS
The Company commenced operations on October 18, 1996. The 1996 expenses through March 31, 1996 were a result of the start-up of the Company; therefore, comparison of the 1996 to 1997 results is not meaningful.

Net Interest Income
Net interest income for the three month period ended March 31, 1997 was $149,019. The interest rate spread was 3.75% at March 31, 1997.

Provision and Allowance for Loan Losses
The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 1997, the provision charged to expense was $30,000. Based on present information, management believes the allowance for loan losses is adequate at March 31, 1997 to meet presently known and inherent risks in the loan portfolio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)

Non-Interest Income
Non-interest income for the three months ended March 31, 1997 was $23,419, $12,537 of which was a result of deposit account service charges which include NSF and account maintenance fees.

Non-Interest Expense
Non-interest expense for the three month period ended March 31, 1997 was $281,390. Salaries and employee benefits comprise $161,162 of this amount. Depreciation of furniture and equipment accounted for $20,901.

ASSETS AND LIABILITIES
During the first three months of 1997, total assets increased $3,942,909, or 34%, when compared to December 31, 1996. The primary growth in assets was in loans with an increase of 189% since December 31, 1996. Total liabilities increased $4,081,861, or 70%, when compared to December 31, 1996. Within the deposit area, savings accounts increased 205% and interest bearing transaction accounts increased 63%.

Loans
Balances within the major loan categories as of March 31, 1997 and December 31, 1996 are as follows:

                                                            March 31,          December 31,
                                                              1997                  1996
                                                              ----                  ----
Commercial and Industrial                                 $  3,339,094         $    886,758
Real Estate                                                     73,000                    0
Consumer                                                       953,048              523,005
Other, net                                                   1,540,229              634,209
                                                          ------------         ------------
                                                          $  5,905,371         $  2,043,972


Allowance for loan loss, December 31, 1996                $     20,000
Provision                                                       30,000
Charge-offs                                                          0
Allowance for loan loss, March 31, 1997                   $     50,000
Gross loans outstanding, December 31, 1996                $  2,043,972
Gross loans outstanding, March 31, 1997                   $  5,905,371

Allowance for loan losses to loans
  outstanding, December 31, 1996                                 .98 %
                                                                 ---

Allowance for loan losses to loans
  outstanding, March 31, 1997                                    .85 %
                                                                 ---

Deposits
Balances within the major deposit categories as of March 31, 1997 and December 31, 1996 are as follows:

                                                            March 31,            December 31,
                                                              1997                   1996
                                                          ------------         --------------
Non-interest bearing demand deposits                      $  1,672,592         $  1,125,050
Interest bearing demand deposits                             2,006,641            1,234,402
Savings deposits                                             1,680,785              550,717
Certificates of deposit                                      3,824,497            2,894,196
                                                          ------------         ------------
                                                          $  9,184,515         $  5,804,365

Liquidity
Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was 60% at March 31, 1997 and 35% at December 31, 1996.

Capital Resources
Total shareholders' equity decreased $138,952 to $5,755,374 at March 31, 1997. The decrease is attributable to losses for the period.

Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital (Tier 1 capital plus Tier 2) to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 3.0%.

The following table summarizes the Company's risk-based capital at March 31, 1997:

Shareholders' equity                                 $ 5,755,374
Less: intangibles                                        179,797
                                                     -----------
Tier 1 capital                                       $ 5,575,577

Plus: allowance for loan losses (1)                       50,000
                                                     -----------
Total Capital                                        $ 5,625,577

Risk-weighted assets                                 $ 8,553,258
                                                     -----------
Risk based capital ratios
         Tier 1                                        65.19%
         Total capital                                 65.77%
         Leverage ratio                                41.15%

(1) limited to 1.25% of risk-weighted assets

Regulatory Matters

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 1997, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing three directors for three-year terms, and (b) approving the Stock Option Plan.

Each nominee for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company, with 356,677 shares voting for each nominee and 4,200 shares withholding vote out of a total 616,338 outstanding shares. The three nominees elected at the meeting were Richard D. Gardner, Harold D. Pennington, Sr., and Heyward W. Porter. The other directors of the Company are Barry L. Hamrick, Haskell D. Mallory, Bill H. Mason, V. Stephen Moss, and Harold D. Pennington, Jr. The Stock Option Plan also received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 616,338 outstanding shares of the Company, the voting was as follows: 327,547 shares voted for, 26,450 voted against, and 6,880 abstained.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

     (a) Exhibits

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

   10.8  Stock Option Plan dated as of March 25, 1997

   21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.8 of the Form 10-KSB for the period ending December 31, 1996, File No.
         333-1546)

   27.1  Financial Data Schedule (For SEC use only)

  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FNB BANCSHARES, INC.
                                     --------------------
                                     (Registrant)


Date: May 7, 1997                    By:  /s/ V. Stephen Moss
                                          ------------------------------------
                                          V. Stephen Moss
                                          President and Chief Executive Officer