Form 10QSB
period 1997-06-30
FNB BANCSHARES INC /SC/
filed 1997-08-13
CIK 1009162

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

___TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE
   TRANSITION PERIOD FROM _______________ TO ________________

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

         616,338 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE ISSUED AND OUTSTANDING AS OF AUGUST 11, 1997.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES   NO X
                                                                       ---  ---

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              FNB BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30, 1997       DECEMBER 31, 1996
                                                             (UNAUDITED)             (AUDITED)
                                                              ---------               --------
ASSETS
Cash and Cash Equivalents:
  Cash                                                     $    450,635               $    342,680
  Federal Funds Sold                                          4,840,000                  7,930,000
                                                           ------------               ------------
                                                              5,290,635                  8,272,680
                                                           ------------               ------------

Securities                                                    1,353,957                    344,190

Loans Receivable                                              8,893,022                  2,043,972
  Less Allowance for loan loss                                  (85,969)                   (20,000)
                                                           ------------               ------------
  Loans, Net                                                  8,807,053                  2,023,972

Premises and equipment                                          804,633                    734,443
Accrued Interest Receivable                                      84,735                     11,180
Other Assets                                                    354,527                    346,436
                                                           ------------               ------------
  Total Assets                                             $ 16,695,540               $ 11,732,901
                                                           ------------               ------------

LIABILITIES
Deposits:
  Non-interest bearing transaction accounts                $  1,879,397               $  1,125,050
  Interest bearing transaction accounts                       2,282,914                  1,234,402
  Savings                                                     1,794,810                    550,717
  Time deposits $100,000 and over                             1,428,831                    798,765
  Other time deposits                                         2,980,866                  2,095,431
                                                           ------------               ------------
                                                             10,366,818                  5,804,365

Repurchase Agreements                                           515,223                          0
Accrued Interest Payable                                        107,752                     20,213
Other Liabilities                                                32,808                     13,997
                                                           ------------               ------------
  Total Liabilities                                          11,022,601                  5,838,575
                                                           ------------               ------------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000
         shares authorized and unissued
Common Stock, $.01 par value; 10,000,000 shares
         authorized; 616,338 shares issued                        6,163                      6,163
Capital surplus                                               6,112,318                  6,112,318
Retained earnings (deficit)                                    (445,542)                  (224,15)
                                                           ------------               ------------
  Total Stockholders' equity                                  5,672,939                  5,894,326
                                                           ------------               ------------
  Total Liabilities and Stockholders' equity               $ 16,695,540               $ 11,732,901


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                              1997                1996
                                                              ----                ----
INTEREST INCOME
  Loans, including fees                                    $ 190,075           $       0
  Investment securities, taxable                              19,205                   0
  Federal funds sold                                          79,046                   0
                                                           ---------           ---------
      Total Interest Income                                  288,326                   0
                                                           ---------           ---------

INTEREST EXPENSE
  Time deposits $100,000 and over                             18,539                   0
  Other deposits                                              65,014                   0
  Repurchase Agreements                                        6,082                   0
  Short term Borrowings                                            0               6,097
                                                           ---------           ---------
      Total Interest Expense                                  89,635               6,097
                                                           ---------           ---------

NET INTEREST INCOME                                          198,691              (6,097)
  Provision for loan loss                                     39,000                   0
                                                           ---------           ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          159,691              (6,097)
                                                           ---------           ---------

OTHER INCOME
  Service charges on deposit accounts                          5,821                   0
  Other service charges, commissions and fees                 20,100                   0
  Rental Income                                                2,472                   0
                                                           ---------           ---------
                                                              25,921                   0
                                                           ---------           ---------
OTHER EXPENSE
  Salaries and employee benefits                             149,990              27,037
  Furniture and equipment                                     41,705                   0
  Other operating expense                                     78,824              31,465
                                                           ---------           ---------
                                                             270,519              58,502
                                                           ---------           ---------

INCOME (LOSS) BEFORE TAXES                                   (82,435)            (64,599)
INCOME TAX EXPENSE (BENEFIT)                                       0                   0
                                                           ---------           ---------
NET INCOME (LOSS)                                          $ (82,435)          $ (64,599)

PER SHARE
  Average shares outstanding                                 616,338                  --
  Net income (loss)                                        $    (.13)                 --




See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)


                                                              1997               1996
                                                              ----               ----

INTEREST INCOME
  Loans, including fees                                    $ 305,450           $       0
  Investment securities, taxable                              31,603                   0
  Federal funds sold                                         168,169                   0
                                                           ---------           ---------
     Total Interest Income                                   505,222                   0
                                                           ---------           ---------

INTEREST EXPENSE
  Time deposits $100,000 and over                             32,731                   0
  Other deposits                                             113,821                   0
  Repurchase Agreements                                       10,960                   0
  Short term Borrowings                                            0               9,469
                                                           ---------           ---------
     Total Interest Expense                                  157,512               9,469
                                                           ---------           ---------

NET INTEREST INCOME                                          347,710              (9,469)
  Provision for loan loss                                     69,000                   0
                                                           ---------           ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          278,710              (9,469)
                                                           ---------           ---------

OTHER INCOME
  Service charges on deposit accounts                         10,167                   0
  Other service charges, commissions and fees                 36,701                   0
  Rental Income                                                4,944                   0
                                                           ---------           ---------
                                                              51,812                   0
                                                           ---------           ---------
OTHER EXPENSE
  Salaries and employee benefits                             311,152              46,659
  Furniture and equipment                                     87,708                   0
  Other operating expense                                    153,049              57,288
                                                           ---------           ---------
                                                             551,909             103,947
                                                           ---------           ---------

INCOME (LOSS) BEFORE TAXES                                  (221,387)           (113,416)
INCOME TAX EXPENSE (BENEFIT)                                       0                   0
                                                           ---------           ---------
NET INCOME (LOSS)                                          $(221,387)          $(113,416)

PER SHARE
  Average shares outstanding                                 616,338                  --
  Net income (loss)                                        $    (.36)                 --



See Accompanying Notes to Financial Statements


                              FNB BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 1997
                                   (UNAUDITED)

                                                                                Retained
                                        Common Stock             Capital        Earnings
                                     Shares      Amount          Surplus        (Deficit)          Total
                                    ---------   --------      ------------     -----------     ------------

BALANCE, DECEMBER 31, 1996            616,338   $  6,163      $  6,112,318     $  (224,155)    $  5,894,326

Net income (loss)                           0          0                 0        (221,387)        (221,387)
                                    ---------   --------      ------------     -----------     ------------
BALANCE, JUNE 30, 1997                616,338   $  6,163      $  6,112,318     $  (445,542)    $  5,672,939
































See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                           FROM DECEMBER 31 TO JUNE 30

                                                                  1997                  1996
                                                                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $ (221,387)          $(113,416)
  Adjustments to reconcile net income (loss) to
         net cash provided by operating activities
  Provision for loan losses                                   69,000                   0
  Depreciation                                                42,457                   0
  Accretion and premium amortization                          (5,634)                  0
  Increase in interest receivable                            (73,555)                  0
  Increase in interest payable                                87,539                   0
  Increase in other assets                                    (8,091)            (48,120)
  Increase in other liabilities                               18,811             276,233
                                                          ----------           ---------
  Net cash used by operating activities                      (90,860)            114,697

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase securities held to maturity                    (1,354,133)                  0
  Maturity of securities held to maturity                    350,000                   0
  Net increase in loans made to customers                 (6,852,081)                  0
  Purchase premises and equipment                           (112,647)           (129,427)
                                                          ----------           ---------
     Net cash used by investing activities                (7,968,861)           (129,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, interest bearing
         transaction accounts and savings accounts         1,657,847                   0
  Net increase in time deposits                            2,904,606                   0
  Net increase (decrease) in Repurchase Agreements           515,223                   0
                                                          ----------           ---------
  Net cash provided by financing activities                5,077,676                   0
                                                          ----------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (2,982,045)            (14,730)
                                                          ----------           ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             8,272,680              18,898
                                                          ----------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 5,290,65           $   4,168







See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND CONSOLIDATION - FNB Bancshares, Inc. a bank holding company (the "Company") and its subsidiary, First National Bank of the Carolinas (the "Bank"), provide banking services to domestic markets principally in Cherokee County, South Carolina. The Bank commenced operations on October 18, 1996. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements for the interim periods are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1996 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and the notes included in FNB Bancshares, Inc.'s 1996 Annual Report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following is a discussion of the Company's financial condition as of June 30, 1997 compared to December 31, 1996, and the results of operations for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 as well as the six months ended June 30, 1997 compared to the six months ended June 30, 1996. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registration Number 333-1546) as filed with and declared effective by the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The Company commenced operations on October 18, 1996. The 1996 expenses through June 30, 1996 were a result of the start-up of the Company; therefore, comparison of the 1996 to 1997 results is not meaningful.

Net Interest Income

         Net interest income for the six month period ended June 30, 1997 was $347,710. The interest rate spread was 4.48% at June 30, 1997. Net interest income for the three month period ended June 30, 1997 was $198,691.

Provision and Allowance for Loan Losses

         The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended June 30, 1997, the provision charged to expense was $39,000. For the six months ended June 30, 1997, the provision charged to expense was $69,000, and the allowance for loan losses was $85,969 as of June 30, 1997, or .97% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.


Non-Interest Income

         Non-interest income for the three months ended June 30, 1997 was $28,393. Non-interest income for the six months ended June 30, 1997 was $51,812, $10,167 of which was a result of deposit account service charges and account maintenance fees, and $36,701 of which represented other service charges, including NSF and overdraft fees.

Non-Interest Expense

         Non-interest expense for the three month period ended June 30, 1997 was $270,519. Non-interest expense for the six month period ended June 30, 1997 was $551,909. Salaries and employee benefits comprise $149,990 and $311,152, respectively, of this amount. Depreciation of furniture and equipment accounted for $21,554 and $42,453, respectively, of this amount.

ASSETS AND LIABILITIES

         During the first six months of 1997, total assets increased $4,962,639 or 42% when compared to December 31, 1996. The primary growth in assets was in loans with an increase of 335% since December 31, 1996. Total liabilities increased $5,184,026 or 89% when compared to December 31, 1996. Within the deposit area, savings accounts increased 226%, interest bearing transaction accounts increased 85%, and time deposits increased 52%. However, this tremendous growth rate is a reflection of the fact that the Bank just opened for business on October 18, 1996, and the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue at a rapid pace during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate.

Loans

         Balances within the major loan categories as of June 30, 1997 and December 31, 1996 are as follows:

                                                                  June 30,        December 31,
                                                                    1997              1996
                                                                  --------        -------------
Commercial and Industrial                                         $2,047,449       $  420,485
Commercial Real Estate                                             2,525,721          632,273
Consumer                                                           2,750,082          633,814
Consumer Real Estate                                               1,569,770          357,400
                                                                  ----------        ---------
                                                                  $8,893,022       $2,043,972

Allowance for loan loss, December 31, 1996                                         $   20,000
Provision                                                             69,000
Charge-offs                                                            3,031
Allowance for loan loss, June 30, 1997                            $   85,969
Gross loans outstanding, December 31, 1996                                         $2,043,972
Gross loans outstanding, June 30, 1997                            $8,893,022

Allowance for loan losses to loans outstanding, December
         31, 1996                                                        .98%
                                                                  ----------
Allowance for loan losses to loans outstanding, June 30,
         1997                                                            .97%
                                                                  ----------

Deposits

         Balances within the major deposit categories as of June 30, 1997 and December 31, 1996 are as follows:

                                                             June 30,          December 31,
                                                               1997                1996
                                                               ----                ----
Non-interest bearing demand deposits                       $ 1,879,397          $1,125,050
Interest bearing demand deposits                             2,282,914           1,234,402
Savings deposits                                             1,794,810             550,717
Certificates of deposit                                      4,409,697           2,894,196
                                                           -----------          ----------
                                                           $10,366,818          $5,804,365

Liquidity

         Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was 82% at June 30, 1997 and 35% at December 31, 1996.

Capital Resources

         Total shareholders' equity decreased $221,387 to $5,672,939 at June 30, 1997. The decrease is attributable to losses for period.

         Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, require the weighing of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital (Tier 1 capital plus Tier 2) to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 3.0%.

         The following table summarizes the Company's risk-based capital at June 30, 1997: (amounts in thousands)

Shareholders' equity                             $    5,673
Less: intangibles                                       235
                                                      -----
Tier 1 capital                                   $    5,438

Plus: allowance for loan losses(1)                       86
                                                      -----
Total Capital                                    $    5,524

Risk-Weighted assets                             $   10,437
                                                     ------

Risk based capital ratios
         Tier 1                                       52.10%
                                                      -----
Total capital                                         52.93%
                                                      -----
         Leverage ratio                               33.52%

(1) limited to 1.25% of risk-weighted assets

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)      Exhibits - 27 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FNB BANCSHARES, INC.
                                         (Registrant)


Date:  August 11, 1997               By: /s/ V. Stephen Moss
                                         --------------------
                                         V. Stephen Moss
                                         President and Chief Executive Officer