Form 10QSB
period 1997-09-30
FNB BANCSHARES INC /SC/
filed 1997-11-14
CIK 1009162

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
---  OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

         616,338 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE ISSUED AND OUTSTANDING AS OF OCTOBER 15, 1997.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES   NO  X
                                                                       ---   ---

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              FNB BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                           (UNAUDITED)           (AUDITED)
                                                          ------------         ------------
ASSETS

Cash and Cash Equivalents:
         Cash                                             $    768,524         $    342,680
         Certificates of Deposit                               600,000                    0
         Federal Funds Sold                                  3,000,000            7,930,000
                                                          ------------         ------------
                                                             4,368,524            8,272,680

Securities                                                   1,356,267              344,190

Loans Receivable                                            11,524,233            2,043,972
    Less Allowance for loan loss                              (124,969)             (20,000)
                                                          ------------         ------------
         Loans, net                                         11,399,264            2,023,972

Premises and equipment                                         782,678              734,443
Accrued Interest Receivable                                    107,236               11,180
Other Assets                                                   364,270              346,436
                                                          ------------         ------------
         Total Assets                                     $ 18,378,239         $ 11,732,901
                                                          ------------         ------------

LIABILITIES
Deposits:
         Non-interest bearing transaction accounts        $  1,958,227         $  1,125,050
         Interest bearing transaction accounts               2,710,372            1,234,402
         Savings                                             1,872,594              550,717
         Time deposits $100,000 and over                     2,142,714              798,765
         Other time deposits                                 3,468,956            2,095,431
                                                          ------------         ------------
                                                          $ 12,152,863         $  5,804,365

Repurchase Agreements                                          494,740                    0
Accrued Interest Payable                                        55,019               20,213
Other Liabilities                                               31,611               13,997
                                                          ------------         ------------
         Total Liabilities                                $ 12,734,233         $  5,838,575
                                                          ------------         ------------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000
shares authorized and unissued
Common Stock, $.01 par value; 10,000,000
    shares authorized; 616,338 shares issued                     6,163                6,163
Capital surplus                                              6,112,318            6,112,318
Retained earnings (deficit)                                   (474,475)            (224,155)
                                                          ------------         ------------
    Total Stockholders' equity                               5,644,006            5,894,326
                                                          ------------         ------------
Total Liabilities and Stockholders' equity                $ 18,378,239         $ 11,732,901
                                                          ------------         ------------

See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                           1997           1996
                                                         --------       -------
INTEREST INCOME
         Loans, including fees                           $264,551       $     0
         Investment securities, taxable                    33,273             0
         Federal funds sold                                63,733        88,240
                                                         --------       -------
                     Total Interest Income                361,557        88,240
                                                         --------       -------


INTEREST EXPENSE
         Time deposits $100,000 and over                   27,030             0
         Other deposits                                    77,445             0
         Repurchase agreements                              7,040             0
         Short term borrowings                                  0         6,233
                                                         --------       -------
                     Total Interest Expense               111,515         6,233
                                                         --------       -------

NET INTEREST INCOME                                       250,042        82,007
         Provision for loan loss                           39,000             0
                                                         --------       -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       211,042        82,007
                                                         --------       -------

OTHER INCOME
         Service charges on deposit accounts                4,980             0
         Other service charges, commissions and fees       12,737             0
         Rental Income                                      2,472             0
                                                         --------       -------
                                                           20,189             0
                                                         --------       -------

OTHER EXPENSE
         Salaries and employee benefits                   134,646        60,160
         Furniture and equipment                           42,278             0
         Other operating expense                           83,240        15,890
                                                         --------       -------
                                                          260,164        76,050
                                                         --------       -------

INCOME (LOSS) BEFORE TAXES                                (28,933)       (5,957)
INCOME TAX EXPENSE (BENEFIT)                                    0             0
                                                         --------       -------
NET INCOME (LOSS)                                        $(28,933)      $(5,957)

PER SHARE
         Average shares outstanding                       616,338          --
         Net income (loss)                               $   (.05)         --


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                            1997           1996
                                                         ---------      ---------
INTEREST INCOME
         Loans, including fees                           $ 570,001      $       0
         Investment securities, taxable                     64,876              0
         Federal funds sold                                231,902         88,240
                                                         ---------      ---------
                     Total Interest Income                 866,779         88,240
                                                         ---------      ---------


INTEREST EXPENSE
         Time deposits $100,000 and over                    59,761              0
         Other deposits                                    191,266              0
         Repurchase agreements                              18,000              0
         Short term borrowings                                   0         15,702
                                                         ---------      ---------
                     Total Interest Expense                269,027         15,702
                                                         ---------      ---------

NET INTEREST INCOME                                        597,752         72,538
         Provision for loan loss                           108,000              0
                                                         ---------      ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        489,752         72,538
                                                         ---------      ---------

OTHER INCOME
         Service charges on deposit accounts                15,147              0
         Other service charges, commissions and fees        49,438              0
         Rental Income                                       7,416              0
                                                         ---------      ---------
                                                            72,001              0
                                                         ---------      ---------

OTHER EXPENSE
         Salaries and employee benefits                    445,798        109,708
         Furniture and equipment                           129,986              0
         Other operating expense                           236,289         70,289
                                                         ---------      ---------
                                                           812,073        179,997
                                                         ---------      ---------

INCOME (LOSS) BEFORE TAXES                                (250,320)      (107,459)
INCOME TAX EXPENSE (BENEFIT)                                     0              0
                                                         ---------      ---------
NET INCOME (LOSS)                                        $(250,320)     $(107,459)

PER SHARE
         Average shares outstanding                        616,338           --
         Net income (loss)                               $    (.41)          --



See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                                      Retained
                                   Common Stock          Capital      Earnings
                                 Shares     Amount       Surplus      (Deficit)         Total
                                -------     ------     ----------     ---------      -----------
BALANCE, DECEMBER 31, 1996      616,338     $6,163     $6,112,318     $(224,155)     $ 5,894,326

Net income (loss)                     0          0              0      (250,320)        (250,320)
                                -------     ------     ----------     ---------      -----------
BALANCE, SEPTEMBER 30, 1997     616,338     $6,163     $6,112,318     $(474,475)     $ 5,644,006



See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                        FROM DECEMBER 31 TO SEPTEMBER 30

                                                                 1997             1996
                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $   (250,320)     $ (107,459)

Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
      Provision for loan losses                                  108,000               0
      Depreciation                                                64,089               0
      Accretion and premium amortization                          (4,855)              0
      Increase in interest receivable                            (96,056)              0
      Increase in interest payable                                34,806               0
      Increase in other assets                                   (17,834)        (86,431)
      Increase in other liabilities                               17,614               0
      Decrease in other liabilities                                    0         (91,158)
                                                            ------------      ----------
          Net cash used by operating activities                 (144,556)       (285,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase securities held to maturity                    (1,757,222)              0
      Maturity of securities held to maturity                    750,000               0
      Net increase in loans made to customers                 (9,483,292)              0
      Purchase premises and equipment                           (112,324)       (176,583)
                                                            ------------      ----------
          Net cash used by investing activities              (10,602,838)       (176,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand deposits, interest bearing
          transaction accounts and savings accounts            3,488,676               0
      Net increase in time deposits                            2,859,822               0
      Sale of Stock                                                    0       6,103,380
      Net increase (decrease) in Repurchase Agreements           494,740               0
                                                            ------------      ----------
          Net cash provided by financing activities            6,843,238       6,103,380
                                                            ------------      ----------


NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                        (3,904,156)      5,641,749
                                                            ------------      ----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 8,272,680          18,898
                                                            ------------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  4,368,524      $5,660,647



See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND CONSOLIDATION - FNB Bancshares, Inc., a bank holding company (the "Company") and its subsidiary, First National Bank of the Carolinas (the "Bank"), provide banking services to domestic markets principally in Cherokee County, South Carolina. The Bank commenced operations on October 18, 1996. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of September 30, 1997 compared to December 31, 1996, and the results of operations for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 as well as the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Results of Operations

The Company commenced operations on October 18, 1996. The 1996 expenses through September 30, 1996 were a result of the start-up of the Company; therefore, comparison of the 1996 to 1997 results is not meaningful.

Net Interest Income

Net interest income for the nine month period ended September 30, 1997 was $597,752. The interest rate spread was 5.0% at September 30, 1997. Net interest income for the three month period ended September 30, 1997 was $250,042.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended September 30, 1997, the provision charged to expense was $39,000. For the nine months ended September 30, 1997, the provision charged to expense was $108,000, and the allowance for loan losses was $124,969 as of September 30, 1997, or 1.08% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income

Non-interest income for the three months ended September 30, 1997 was $20,189. Non-interest income for the nine months ended September 30, 1997 was $72,001. $15,147 of the nine month amount was a result of deposit account service charges and account maintenance fees, $49,438 was other service charges which include NSF and overdraft fees.

Non-Interest Expense

Non-interest expense for the three month period ended September 30, 1997 was $260,164. Non-interest expense for the nine month period ended September 30, 1997 was $812,073. Salaries and employee benefits comprise $134,646 and $445,798 respectively of this amount. Depreciation of furniture and equipment accounted for $21,632 and $64,089 respectively of this amount.

ASSETS AND LIABILITIES

During the first nine months of 1997, total assets increased $6,645,338 or 57% when compared to December 31, 1996. The primary growth in assets was in loans with an increase of 463% since December 31, 1996. Total liabilities increased $6,895,658 or 118% when compared to December 31, 1996. Within the deposit area, savings accounts increased 240%, interest bearing transaction accounts increased 120%, and time deposits increased 94%. However, this tremendous growth rate is a reflection of the fact that the Bank just opened for business on October 18, 1996, and the Company does not expect to maintain or duplicate this growth rate in the long-term. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue at a rapid pace during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate.

Loans

Balances within the major loan categories as of September 30, 1997 and December 31, 1996 are as follows:

                                               September 30,    December 31,
                                                   1997             1996
                                                -----------      ----------
Commercial and Industrial                       $ 3,243,819      $  420,485
Commercial Real Estate                            2,901,388         632,273
Consumer                                          2,926,890         633,814
Consumer Real Estate                              2,452,136         357,400
                                                -----------      ----------
                                                $11,524,233      $2,043,972

Allowance for loan loss, December 31, 1996      $    20,000
Provision                                           108,000
Charge-offs                                           3,031
Allowance for loan loss, September 30, 1997     $   124,969
Gross loans outstanding, December 31, 1996      $11,524,233

Allowance for loan losses to loans
  outstanding, December 31, 1996                        .98%
                                                -----------
Allowance for loan losses to loans
  outstanding, September 30, 1997                      1.08%
                                                -----------


Deposits

Balances within the major deposit categories as of September 30, 1997 and December 31, 1996 are as follows:

                                         September 30,   December 31,
                                             1997           1996
                                         -----------     ----------
Non-interest bearing demand deposits     $ 1,958,227     $1,125,050
Interest bearing demand deposits           2,710,372      1,234,402
Savings deposits                           1,872,594        550,717
Certificates of deposit                    5,611,670      2,894,196
                                         -----------     ----------
                                         $12,152,863     $5,804,365

Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was 91% at September 30, 1997 and 35% at December 31, 1996.

Capital Resources

Total shareholders' equity decreased $250,320 to $5,644,006 at September 30, 1997. The decrease is attributable to losses for the period.

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

The following table summaries the Company's risk-based capital at September 30, 1997: (amounts in thousands)


Shareholders' equity                        $ 5,644
Less: intangibles                               169
                                            -------
Tier 1 capital                              $ 5,475

Plus allowance for loan losses (1)              125
                                            -------
Total Capital                               $ 5,600

Risk-Weighted assets                        $12,335
                                            -------

Risk based capital ratios
         Tier 1                               44.39%
                                            -------
         Total capital                        45.40%
                                            -------
         Leverage ratio                       29.79%
                                            -------

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FNB BANCSHARES, INC.
                                    --------------------
                                    (Registrant)


Date:  November 12, 1997            By: /s/ V. Stephen Moss
                                        -------------------------------------
                                        V. Stephen Moss
                                        President and Chief Executive Officer