Form 10KSB40
period 1997-12-31
FNB BANCSHARES INC /SC/
filed 1998-03-30
CIK 1009162

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

  X      Annual Report under Section 13 or 15(d) of the Securities Exchange Act
         of 1934       For the fiscal year ended December 31, 1997

         OR

         Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from ________ to ________

                          Commission file no. 333-1546

                              FNB BANCSHARES, INC.
                              --------------------
                 (Name of Small Business Issuer in Its Charter)

          South Carolina                                  57-1033165
          --------------                                  ----------
    (State or Other Jurisdiction                       (I.R.S. Employer
   of Incorporation or Organization)                  Identification No.)

     303 North Granard Street
     Gaffney, South Carolina                                29341
     -----------------------                                -----
(Address of Principal Executive Offices)                  (Zip Code)


                                 (864) 488-2265
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                  ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's loss for its most recent fiscal year was $185,145. As of March 15, 1998, 616,338 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 15, 1998 was $4,436,580. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $10 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

    Transitional Small Business Disclosure Format. (Check one): Yes    No  X
                                                                   ---    ---
                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated by reference in this Form 10-KSB in Part II, Items 6 and 7. The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 is incorporated by reference in this Form 10-KSB in Part III, Items 9 through 12.

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

LOCATION AND SERVICE AREA

         The Bank engages in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, and individuals, primarily in Gaffney, South Carolina and the surrounding area, including Cherokee County. The principal executive offices of both the Company and the Bank are located in a modular building at 303 North Granard Street, Gaffney, South Carolina 29342. The Bank intends to move the Gaffney Office into a permanent facility across the street at 217 North Granard Street in the first quarter of 1999. The address of the Blacksburg office is 207 West Cherokee Street, Blacksburg, South Carolina 29702. The Company's telephone number is (864) 488-2265. See "Item 2. Description of Property."

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

MARKETING FOCUS

         Most of the banks in the Cherokee County area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Cherokee County area, management believes there has been a void in the community banking market in the Cherokee County area and believe that the Bank can successfully fill this void. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals.

         The Bank advertises through various forms of media, as well as direct mail, targeting market segments and emphasizing the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition. Management believes that the community bank focus of the Bank is likely to succeed in this market. Management believes that the area will react favorably to the Bank's emphasis on service to small businesses, individuals, and professional concerns. However, no assurances in this respect can be given.

BANKING SERVICES

         The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Cherokee County area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

LENDING ACTIVITIES

         General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the Bank's market area.

         Real Estate Loans. One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates are fixed or adjustable. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank typically requires personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well established in the Cherokee County area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank occasionally must charge a lower interest rate to attract borrowers. See "--Competition". The Bank also originates loans for sale into the secondary market. The Bank attempts to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

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

SUPERVISION AND REGULATION

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act (which the Company has done) or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

         The Federal Reserve Board imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends is subject to regulatory restrictions as described below in "The Bank-- Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depositor institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $.00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separated the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on the Bank's customers.

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

         Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations."

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. See "--Recent Legislative Developments." Management currently have no plans or agreements whereby the Bank would acquire other banks or thrifts.

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

         Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         These capital guidelines can affect the Company in several ways. The Company's capital levels are currently more than adequate. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary. Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

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

RECENT LEGISLATIVE DEVELOPMENTS

         In the 1994 legislative session, South Carolina amended its bank holding act to allow nationwide interstate banking beginning in 1996. The Interstate Banking Act, passed by Congress in 1994, allows unrestricted interstate bank mergers, unrestricted interstate acquisition of banks by bank holding companies, and interstate de novo branching by banks if allowed by state law. In 1997, legislation was passed in North Carolina which provides that until June 1, 1999, an out-of-state bank, such as the Bank, could establish and maintain a de novo branch in North Carolina or acquire and maintain an existing branch from another bank only if the laws of the home state of the out-of-state bank contain reciprocal provisions permitting North Carolina banks to establish and maintain de novo branches or acquire branches from another bank in that state. South Carolina law does not contain such reciprocal provisions, and therefore the North Carolina legislation has the effect of prohibiting the Bank from establishing a de novo branch in North Carolina prior to June 1, 1999. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Bank cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Bank. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

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

EMPLOYEES

         The Company has sixteen full-time employees as of December 31, 1997.


ITEM 2.  DESCRIPTION OF PROPERTY

         Gaffney Property. The principal place of business of both the Company and the Bank and the main office of the Bank is located at the corner of Granard Street and West Meadow Street in Gaffney, South Carolina. Currently, the Bank operates the Gaffney office in a modular building. The proposed site of the Bank's main office is a parcel of land adjacent to the current site located at 217 North Granard Street. The Company plans to construct a permanent banking facility of 11,000 square feet on the site at an approximate cost of $1,500,000, including furniture, fixtures, and equipment. Construction of this building is expected to begin in the first quarter of 1998.

         Blacksburg Property. The Bank also operates a Blacksburg office facility at 207 West Cherokee Street, Blacksburg, South Carolina 29702. The Blacksburg site is on approximately a one acre of land. The Company plans to construct a permanent banking facility of 2,500 square feet on the site at an approximate cost of $250,000 which will be paid out of funds from operations of the Bank and, to the extent necessary, remaining proceeds of the offering. Construction of this building is anticipated to begin in the near future. Currently, the Bank operates the Blacksburg office in a modular building.

         The Company believes that these facilities will adequately serve the Bank's needs for its first several years of operation.


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


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $.01 per share (the "Common Stock"), of which 616,338 shares were sold in the initial offering. As of December 31, 1997, the Company had 572 shareholders of record. Trades in the Common Stock are limited and sporadic, and management is not aware of the prices of all trades. There is no established trading market in the Common Stock, and one is not expected to develop in the near future.

         All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future. See "Item 1. Description of Business -- Dividends."


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In response to this Item, the information contained on pages 4 through 14 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 3 through 13 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information contained on pages 2 through 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         In response to this Item, the information contained on pages 4 through 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on pages 6 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 11 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

Exhibit
Number            Description
3.1               Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the
                  Registration Statement on Form S-1, File No. 333-1546)

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

10.8 Stock Option Plan dated as of March 25, 1997 (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1996)

13                Annual Report to Shareholders for the year ended December 31, 1997

21.1              Subsidiaries of the Company

                                       13

27.1              Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FNB BANCSHARES, INC.


Date: March 27, 1998         By:       /s/ V. Stephen Moss
                                       -------------------
                                           V. Stephen Moss
                                           President and Chief Executive Officer


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


Signature                           Title                   Date
                                                            ----
 /s/ Richard D. Gardner                                  March 27, 1998
-------------------------                           -----------------------
Richard D. Gardner                 Director

/s/ Barry Hamrick                                        March 27, 1998
-------------------------                           -----------------------
Barry Hamrick                      Director

 /s/ Haskell D. Mallory                                  March 27, 1998
-------------------------                           -----------------------
Haskell D. Mallory                 Director

 /s/ Bill Mason                                          March 27, 1998
-------------------------                           -----------------------
Bill Mason                         Director

Signature                                Title                     Date
 /s/ V. Stephen Moss                                          March 27, 1998
------------------------------                              ------------------
V. Stephen Moss                         Director;
                                    President and CEO

 /s/ Harold D. Pennington, Jr.                                March 27, 1998
------------------------------                              ------------------
Harold D. Pennington, Jr.               Director


 /s/ Harold D. Pennington, Sr.                                March 27, 1998
------------------------------                              ------------------
Harold D. Pennington, Sr.               Director


 /s/ Heyward W. Porter                                        March 27, 1998
------------------------------                              ------------------
Heyward W. Porter                       Director

                                INDEX TO EXHIBITS

Exhibit
Number   Description
3.1               Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the
                  Registration Statement on Form S-1, File No. 333-1546)

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

10.8 Stock Option Plan dated as of March 25, 1997 (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1996)

13                Annual Report to Shareholders for the year ended December 31, 1997

21.1              Subsidiaries of the Company

27.1              Financial Data Schedule (for SEC use only)