Form 10QSB
period 1998-03-31
FNB BANCSHARES INC /SC/
filed 1998-05-15
CIK 1009162

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

___ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE
    TRANSITION PERIOD FROM _______________ TO ________________

                          COMMISSION FILE NO. 333-1546

                              FNB BANCSHARES, INC.
                              ---------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


     SOUTH CAROLINA                                 57-1033165
------------------------                  -----------------------------------
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


         CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
----- -----

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

         616,338 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE ISSUED AND OUTSTANDING AS OF MAY 11, 1998.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
YES        NO   X
    -----     -----

PART I -FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              FNB BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   MARCH 31, 1998    DECEMBER 31, 1997
                                                    (UNAUDITED)          (AUDITED)
                                                    -----------          ---------
ASSETS
------
Cash and Cash Equivalents:
      Cash and due from Banks                       $    950,823       $  1,007,433
      Federal Funds Sold                               3,790,000          1,430,000
                                                    ------------       ------------
                                                       4,740,823          2,437,433

Securities held to maturity                            1,900,537          1,501,331

Time Deposits with other Banks                           500,000            600,000

Loans Receivable                                      15,495,670         14,168,832
   Less Allowance for loan loss                         (191,405)          (152,614)
                                                    ------------       ------------
      Loans, net                                      15,304,265         14,016,218

Premises and equipment                                   754,565            760,843
Accrued Interest Receivable                              142,173            122,499
Other Assets                                             412,919            481,984
                                                    ------------       ------------
      Total Assets                                  $ 23,755,282       $ 19,920,308

LIABILITIES
-----------
Deposits:
      Noninterest bearing transaction accounts      $  2,269,158       $  2,478,018
      Interest bearing transaction accounts            3,019,302          2,532,105
      Savings                                          2,357,734          1,358,378
      Time deposits $100,000 and over                  3,031,236          2,141,145
      Other time deposits                              6,816,140          5,050,222
                                                    ------------       ------------
                                                      17,493,570         13,559,868

Securities sold under agreements to repurchase           401,023            424,413
Accrued Interest Payable                                  66,344             72,832
Other Liabilities                                         97,795            154,014
                                                    ------------       ------------
      Total Liabilities                               18,058,732         14,211,127
                                                    ------------       ------------

STOCKHOLDER'S EQUITY
--------------------
Preferred stock, $.01 par value; 10,000,000
   shares authorized and unissued
Common Stock, $.01 par value; 10,000,000
   Shares authorized; 616,338 shares issued                6,163              6,163
Capital surplus                                        6,112,318          6,112,318
Retained earnings (deficit)                             (421,931)          (409,300)
                                                    ------------       ------------
   Total Stockholders' equity                          5,696,550          5,709,181
                                                    ------------       ------------
Total Liabilities and Stockholders' equity          $ 23,755,282       $ 19,920,308


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                           1998            1997
                                                         ---------       ---------
INTEREST INCOME
      Loans, including fees                              $ 356,370       $ 115,375
      Investment securities, taxable                        26,834          12,398
      Federal funds sold                                    50,243          89,123
      Time Deposits with Other Banks                         7,380               0
                                                         ---------       ---------
                    Total Interest Income                  440,827         216,896
                                                         ---------       ---------


INTEREST EXPENSE
      Time deposits $100,000 and over                       38,481          14,192
      Other deposits                                       114,852          48,807
      Securities sold under agreement to repurchase          6,457           4,878
                                                         ---------       ---------
                    Total Interest Expense                 159,790          67,877
                                                         ---------       ---------

NET INTEREST INCOME                                        281,037         149,019
      Provision for loan loss                               40,000          30,000
                                                         ---------       ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        241,037         119,019
                                                         ---------       ---------

OTHER INCOME
      Service charges on deposit accounts                   21,749          12,537
      Other service charges, commissions and fees           11,633          10,882
                                                         ---------       ---------
                                                            33,382          23,419
                                                         ---------       ---------

OTHER EXPENSE
      Salaries and employee benefits                       145,158         159,457
      Occupancy Expense                                     25,773          25,624
      Furniture and equipment                               24,850          20,379
      Other operating expense                               91,269          75,930
                                                         ---------       ---------
                                                           287,050         281,390
                                                         ---------       ---------

INCOME (LOSS) BEFORE TAXES                                 (12,631)       (138,952)
INCOME TAX EXPENSE (BENEFIT)                                     0               0
                                                         ---------       ---------
NET INCOME (LOSS)                                        $ (12,631)      $(138,952)

PER SHARE
      Average shares outstanding                           616,338         616,338
      Net income (loss)                                  $    (.02)           (.23)


                 See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                                                                 Retained
                                           Common Stock           Capital        Earnings
                                       Shares      Amount         Surplus        (Deficit)       Total
                                       -------------------      -----------     ---------      ----------
    Balance, December 31, 1997         616,338     $ 6,163      $ 6,112,318     $(409,300)     $5,709,181

    Net income (loss)                        0           0                0       (12,631)        (12,631)
                                       -------     -------      -----------     ---------      ----------
    Balance, March 31, 1998            616,338     $ 6,163      $ 6,112,318     $(421,931)     $5,696,550


                 See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE PERIOD ENDED MARCH 31,
                                   (UNAUDITED)

                                                     1998          1997
                                                     ----          ----
NET INCOME (LOSS)                              $  (12,631)     $  (138,952)

Other comprehensive income,
net of tax                                              0                0

Total other comprehensive income                        0                0

Comprehensive income (loss)                    $  (12,631)     $  (138,952)
                                                  -------      -----------


                 See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FROM DECEMBER 31 TO MARCH 31

                                                                  1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $   (12,631)      $  (138,952)

Adjustments to reconcile net income (loss) to
   Net cash provided by operating activities
      Provision for loan losses                                   40,000            30,000
      Depreciation                                                22,320            20,901
      Accretion and premium amortization                             356            (4,540)
      Increase in interest receivable                            (19,674)          (50,694)
      Increase (decrease) in interest payable                     (6,488)           39,112
      (Increase) decrease in other assets                         69,065           (32,407)
      Increase (decrease) in other liabilities                   (56,219)           10,678
                                                             -----------       -----------
         Net cash used by operating activities                    36,729          (125,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase securities held to maturity                      (799,562)       (1,001,125)
      Maturity of securities held to maturity                    400,000                 0
      Purchase Time Deposits                                    (500,000)                0
      Maturity of Time Deposits                                  600,000                 0
      Net increase in loans made to customers                 (1,328,047)       (3,861,399)
      Purchase premises and equipment                            (16,042)         (110,555)
                                                             -----------       -----------
         Net cash used by investing activities                (1,643,651)       (4,973,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand deposits, interest bearing
        transaction accounts and savings accounts              1,277,693           793,201
      Net increase in time deposits                            2,656,009         2,586,949
Net increase(decrease) in Repurchase Agreements                  (23,390)          651,921
                                                             -----------       -----------
           Net cash provided by financing activities           3,910,312         4,032,071
                                                             -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                            2,303,390        (1,066,910)
                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 2,437,433         8,272,680
                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 4,740,823       $ 7,205,770


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

BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements for the interim periods are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1997 has been derived from audited financial statements as of that date. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and the notes included in FNB Bancshares, Inc.'s 1997 Annual Report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of March 31, 1998 compared to December 31, 1997, and the results of operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The Bank completed its first full year of operations in 1997 and has grown substantially since opening in October 1996. Comparisons of the Bank's results for the periods presented should be made with an understanding of the Bank's short history. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Net Interest Income
Net interest income for the three month period ended March 31, 1998 was $281,037 compared to $149,019 for the three month period ended March 31, 1997. The interest rate spread was 5.0% at March 31, 1998 and 3.75% at March 31, 1997. The increased income is primarily attributed to growth in the loan portfolio.

Provision and Allowance for Loan Losses
The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 1998, the provision charged to expense was $40,000 compared to $30,000 charged to expense for the three months ended March 31, 1997. The loan loss reserve was $191,405 as of March 31, 1998, or 1.24% of gross loans, as compared to $152,614 as of December 31, 1997, or 1.08% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in the future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Noninterest Income
Noninterest income for the three months ended March 31, 1998 was $33,382 as compared to $23,419 for the three months ended March 31, 1997, reflecting increased account activity associated with the increase in total deposits. For the three months ended March 31, 1998, $21,749 of this amount was a result of deposit account service charges, account maintenance fees, and NSF and overdraft fees, and $11,633 was other miscellaneous service charges. For the three months ended March 31, 1997, $12,537 of this amount was a result of deposit account service charges, account maintenance fees, and NSF and overdraft fees, and $10,882 was other miscellaneous service charges.

Noninterest Expense
Noninterest expense for the three month period ended March 31, 1998 was $287,050 as compared to $281,390 for the three month period ended March 31, 1997. Salaries and employee benefits comprised $145,158 and $159,457, respectively, of this amount. The decrease in salaries is primarily due to a reduction in full time staff as well as the prior year amount including the fourth quarter 1996 payroll taxes. Depreciation of furniture and equipment accounted for $22,320 and $20,901 for the periods ended March 31, 1998 and March 31, 1997, respectively.

ASSETS AND LIABILITIES
During the first three months of 1998, total assets increased $3,834,974, or 19%, when compared to December 31, 1997. The primary growth in assets was in Federal Funds with an increase of 165% since December 31, 1997. Loans have increased $1,326,838, or 9%, since December 31, 1997. Total liabilities increased $3,847,605, or 27%, when compared to December 31, 1997. Within the deposit area, savings accounts, which include money market accounts, increased 74%, interest bearing transaction accounts increased 19%, and time deposits increased 37%. However, this growth rate is a reflection of the fact that the Bank is relatively young, as it opened for business on October 18, 1996, and the Company does not expect to maintain or duplicate this growth rate in the long run. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue at a rapid pace during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term.

Loans
Balances within the major loan categories as of March 31, 1998 and December 31, 1997 are as follows:

                                                               March 31, 1998   December 31, 1997
                                                               --------------   -----------------
Commercial and Industrial                                        $ 4,242,893        $ 3,227,562
Real Estate - Construction                                           221,366            206,531
Real Estate - Other                                                6,931,298          6,724,721
Installment and consumer credit lines                              4,100,113          4,010,018
                                                                   ---------          ---------
                                                                 $15,495,670        $14,168,832

Allowance for loan loss, December 31, 1997                       $   152,614
Provision                                                             40,000
Charge-offs                                                            1,209
Allowance for loan loss, March 31, 1998                          $   191,405
Gross loans outstanding, December 31, 1997                       $14,168,832
Gross loans outstanding, March 31, 1998                          $15,495,670

Allowance for loan losses to loans
 outstanding, December 31, 1997                                         1.08%
Allowance for loan losses to loans
 outstanding, March 31, 1998                                            1.24%
                                                                        -----

Deposits
Balances within the major deposit categories as of March 31, 1998 and December 31, 1997 are as follows:

                                                               March 31, 1998   December 31, 1997
                                                               --------------   -----------------
Noninterest bearing demand deposits                              $ 2,269,158        $ 2,478,018
Interest bearing demand deposits                                   3,019,302          2,532,105
Savings deposits                                                   2,357,734          1,358,378
Time deposit $100,000 and over                                     3,031,236          2,141,145
Other time deposits                                                6,816,140          5,050,222
                                                                  ----------         ----------
                                                                 $17,493,570        $13,559,868

Liquidity
Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was 87% at March 31, 1998 and 101% at December 31, 1997.

Capital Resources
Total shareholders' equity decreased $12,631 to $5,696,550 at March 31, 1998. The decrease is attributable to losses for the period.

Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated in to Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital (Tier 1 capital plus Tier 2) to risk- weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 3.0%.

The following table summarizes the Company's risk-based capital at March 31, 1998:
(amounts in thousands)

Shareholders' equity                                 $    5,697
Less: intangibles                                           300
                                                            ---
Tier 1 capital                                       $    5,397

Plus: allowance for loan losses (1)                         191
                                                            ---
Total Capital                                        $    5,588

Risk-Weighted assets                                 $   16,608

Risk based capital ratios
      Tier 1                                              32.49%
      Total capital                                       33.64%
      Leverage ratio                                      24.48%

(1) limited to 1.25% of risk-weighted assets

Regulatory Matters

The banking industry is heavily regulated, and from time to time additional legislation is considered by Congress. The operations of the Company may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGES IN SECURITIES

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)  Exhibits 27    Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998

         SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FNB BANCSHARES, INC.
                                    (Registrant)


Date:  May 12, 1998                 By: /s/ V. Stephen Moss
                                        ----------------------------------
                                        V. Stephen Moss
                                        President and Chief Executive Officer