Form 10QSB
period 1998-06-30
FNB BANCSHARES INC /SC/
filed 1998-08-12
CIK 1009162

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE

--- TRANSITION PERIOD FROM                 TO
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

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

         616,338 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE ISSUED AND OUTSTANDING AS OF AUGUST 7, 1998.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES   NO  X
                                                                        --   --

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              FNB BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30, 1998     DECEMBER 31, 1997
                                                        (UNAUDITED)         (AUDITED)
                                                        -----------         ---------
ASSETS
Cash and Cash Equivalents:
          Cash and due from Banks                       $  1,093,530      $  1,007,433
          Federal Funds Sold                               3,640,000         1,430,000
                                                        ------------      ------------
                                                           4,733,530         2,437,433

Securities held to maturity                                1,550,608         1,501,331

Time Deposits with other Banks                               500,000           600,000

Loans Receivable                                          17,387,504        14,168,832
    Less Allowance for loan loss                            (235,482)         (152,614)
                                                        ------------      ------------
          Loans, net                                      17,152,022        14,016,218

Premises and equipment                                       758,191           760,843
Accrued Interest Receivable                                  136,324           122,499
Other Assets                                                 470,718           481,984
                                                        ------------      ------------
          Total Assets                                  $ 25,301,393      $ 19,920,308

LIABILITIES
Deposits:
          Non-interest bearing transaction accounts     $  3,070,385      $  2,478,018
          Interest bearing transaction accounts            3,000,655         2,532,105
          Savings                                          2,052,770         1,358,378
          Time deposits $100,000 and over                  3,215,140         2,141,145
          Other time deposits                              7,573,623         5,050,222
                                                        ------------      ------------
                                                          18,912,573        13,559,868

Securities sold under agreements to repurchase               535,317           424,413
Accrued Interest Payable                                      42,430            72,832
Other Liabilities                                             94,630           154,014
                                                        ------------      ------------
          Total Liabilities                               19,584,950        14,211,127
                                                        ------------      ------------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000
    shares authorized and unissued
Common Stock, $.01 par value; 10,000,000
    shares authorized; 616,338 shares issued                   6,163             6,163
Capital surplus                                            6,112,318         6,112,318
Retained earnings (deficit)                                 (402,038)         (409,300)
                                                        ------------      ------------
    Total Stockholders' equity                             5,716,443         5,709,181
                                                        ------------      ------------
Total Liabilities and Stockholders' equity              $ 25,301,393      $ 19,920,308


                 See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                               1998          1997
                                                            ---------     ---------
INTEREST INCOME
          Loans, including fees                             $ 400,294     $ 190,075
          Investment securities, taxable                       30,047        19,205
          Federal funds sold                                   58,555        79,046
          Time Deposits with Other Banks                        7,233             0
                                                            ---------     ---------
                      Total Interest Income                   496,129       288,326
                                                            ---------     ---------


INTEREST EXPENSE
          Time deposits $100,000 and over                      42,781        18,539
          Other deposits                                      136,556        65,014
          Securities sold under agreement to repurchase         5,843         6,082
                                                            ---------     ---------
                      Total Interest Expense                  185,180        89,635
                                                            ---------     ---------

NET INTEREST INCOME                                           310,949       198,691
          Provision for loan loss                              45,000        39,000
                                                            ---------     ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           265,949       159,691
                                                            ---------     ---------

OTHER INCOME
          Service charges on deposit accounts                  28,994        17,223
          Other service charges, commissions and fees          18,442         8,698
          Rental Income                                             0         2,472
                                                            ---------     ---------
                                                               47,436        28,393
                                                            ---------     ---------
OTHER EXPENSE
          Salaries and employee benefits                      147,649       149,990
          Occupancy Expense                                    23,660        22,676
          Furniture and equipment                              26,019        19,029
          Other operating expense                              96,164        78,824
                                                            ---------     ---------
                                                              293,492       270,519
                                                            ---------     ---------

INCOME (LOSS) BEFORE TAXES                                     19,893       (82,435)
INCOME TAX EXPENSE (BENEFIT)                                        0             0
                                                            ---------     ---------
NET INCOME (LOSS)                                           $  19,893     $ (82,435)


PER SHARE
          Average shares outstanding                          616,338       616,338
          Net income (loss)                                 $     .03     $    (.13)


                 See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                               1998          1997
                                                            ---------     ---------
INTEREST INCOME
          Loans, including fees                             $ 756,664     $ 305,450
          Investment securities, taxable                       56,881        31,603
          Federal funds sold                                  108,798       168,169
          Time Deposits with Other Banks                       14,612             0
                                                            ---------     ---------
                      Total Interest Income                   936,955       505,222
                                                            ---------     ---------


INTEREST EXPENSE
          Time deposits $100,000 and over                      81,261        32,731
          Other deposits                                      251,407       113,821
          Securities sold under agreement to repurchase        12,300        10,960
                                                            ---------     ---------
                      Total Interest Expense                  344,968       157,512
                                                            ---------     ---------

NET INTEREST INCOME                                           591,987       347,710
          Provision for loan loss                              85,000        69,000
                                                            ---------     ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           506,987       278,710
                                                            ---------     ---------

OTHER INCOME
          Service charges on deposit accounts                  50,743        27,137
          Other service charges, commissions and fees          30,075       519,731
          Rental Income                                             0         4,944
                                                            ---------     ---------
                                                               80,818        51,812
                                                            ---------     ---------
OTHER EXPENSE
          Salaries and employee benefits                      292,808       311,152
          Occupancy Expense                                    49,433        50,043
          Furniture and equipment                              50,869        37,665
          Other operating expense                             187,433       153,049
                                                            ---------     ---------
                                                              580,543       551,909
                                                            ---------     ---------

INCOME (LOSS) BEFORE TAXES                                      7,262      (221,387)
INCOME TAX EXPENSE (BENEFIT)                                        0             0
                                                            ---------     ---------
NET INCOME (LOSS)                                           $   7,262     $(221,387)


PER SHARE
          Average shares outstanding                          616,338       616,338
          Net income (loss)                                 $     .01     $    (.36)


                 See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                              1998        1997
                                           --------     --------

NET INCOME (LOSS)                          $ 19,893     $(82,435)

Other comprehensive income, net of tax            0            0

Total other comprehensive income                  0            0

Comprehensive income (loss)                $ 19,893     $(82,435)
                                           --------     --------




























                 See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                1998              1997
                                              ---------        ---------

NET INCOME (LOSS)                             $   7,262        $(221,387)

Other comprehensive income, net of tax                0                0

Total other comprehensive income                      0                0

Comprehensive income (loss)                   $   7,262        $(221,387)
                                              ---------        ---------




























                 See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                                 RETAINED
                                  COMMON STOCK        CAPITAL    EARNINGS
                               SHARES      AMOUNT     SURPLUS    (DEFICIT)     TOTAL
                              --------     ------   ----------   ----------  ----------

BALANCE, DECEMBER 31, 1997    616,338      $6,163   $6,112,318   $(409,300)  $5,709,181

Net income (loss)                   0           0            0       7,262        7,262
                              -------      ------   ----------   ---------   ----------
BALANCE, JUNE 30, 1998        616,338      $6,163   $6,112,318   $(402,038)  $5,716,443




























                 See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                           FROM DECEMBER 31 TO JUNE 30

                                                                1998            1997
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $     7,262     $  (221,387)

Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
       Provision for loan losses                                 85,000          69,000
       Depreciation                                              45,111          42,457
       Accretion and premium amortization                           223          (5,634)
       Increase in interest receivable                          (13,825)        (73,555)
       Increase (decrease) in interest payable                  (30,402)         87,539
       (Increase) decrease in other assets                       11,266          (8,091)
       Increase (decrease) in other liabilities                 (59,384)         18,811
                                                            -----------     -----------
               Net cash used by operating activities             45,251         (90,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase securities held to maturity                    (799,500)     (1,354,133)
       Maturity of securities held to maturity                  750,000         350,000
       Purchase Time Deposits                                  (500,000)              0
       Maturity of Time Deposits                                600,000               0
       Net increase in loans made to customers               (3,220,804)     (6,852,081)
       Purchase premises and equipment                          (42,459)       (112,647)
                                                            -----------     -----------
               Net cash used by investing activities         (3,212,763)     (7,968,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in demand deposits, interest bearing
          transaction accounts and savings accounts           1,755,309       1,657,847
       Net increase in time deposits                          3,597,396       2,904,606
       Net increase (decrease) in Repurchase Agreements         110,904         515,223
                                                            -----------     -----------
               Net cash provided by financing activities      5,463,609       5,077,676
                                                            -----------     -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          2,296,097      (2,982,045)
                                                            -----------     -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                2,437,433       8,272,680
                                                            -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 4,733,530     $ 5,290,635


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of June 30, 1998 compared to December 31, 1997, and the results of operations for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 as well as the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The Bank completed its first full year of operations in 1997 and has grown substantially since opening in October 1996. Comparisons of the Bank's results for the periods presented should be made with an understanding of the Bank's short history. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registration Number 333-1546) as filed with and declared effective by the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR 1998 COMPARED TO 1997:

Net Interest Income
Net interest income for the three month period ended June 30, 1998 was $310,949 compared to $198,691 for the three month period ended June 30, 1997. Net interest income for the six month period ended June 30, 1998 was $591,987 compared to $347,710 for the six month period ended June 30, 1997. The interest rate spread was 4.87% at June 30, 1998 and 4.48% at June 30, 1997. The increased income is primarily attributed to growth in the loan portfolio, as the amount of total loans increased to $17.4 million at June 30, 1998 as compared to $8.9 million at June 30, 1997. The largest component of interest income was interest on loans, which increased to $400,294 for the three months ended June 30, 1998 as compared to $190,075 for the three months ended June 30,

1997, and $756,664 for the six months ended June 30, 1998 as compared to $305,450 for the six months ended June 30, 1997. Interest on investment securities also increased, to $30,047 for the three months ended June 30, 1998 as compared to $119,205 for the three months ended June 30, 1997, and $56,881 for the six months ended June 30, 1998 as compared to $31,603 for the six months ended June 30, 1997. The increases in interest income were partially offset by increases in interest expense, to $185,180 for the three months ended June 30, 1998 as compared to $89,635 for the three months ended June 30, 1997, and $344,968 for the six months ended June 30, 1998 as compared to $157,512 for the six months ended June 30, 1997 . These increases were primarily attributable to growth in the Bank's loan portfolio.

Provision and Allowance for Loan Losses
The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended June 30, 1998, the provision charged to expense was $45,000, compared to $39,000 charged to expense for the three months ended June 30, 1997. For the six months ended June 30, 1998, the provision charged to expense was $85,000 compared to $69,000 charged to expense for the three months ended June 30, 1997. The loan loss reserve was $235,482 as of June 30, 1998, or 1.35% of gross loans, as compared to $152,614 as of December 31, 1997, or 1.08% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income
Non-interest income for the three months ended June 30, 1998 was $47,436, as compared to $28,393 for the three months ended June 30, 1997. Non-interest income for the six months ended June 30, 1998 was $80,818, as compared to $51,812 for the six months ended June 30, 1997. The largest components of non-interest income for the three months ended June 30, 1998 included $28,994 for deposit account service charges, account maintenance fees, NSF and overdraft fees and $18,442 for other miscellaneous service charges. The largest components of non-interest income for the six months ended June 30, 1998 included $50,743 for deposit account service charges, account maintenance fees, NSF and overdraft fees and $30,075 for other miscellaneous service charges. This increase in fees is attributed to overall growth of the deposit portfolio.

Non-Interest Expense
Non-interest expense for the three month period ended June 30, 1998 was $293,492, as compared to $270,519 for the three month period ended June 30, 1997. Salaries and employee benefits comprised $147,649 and $149,990, respectively, of this amount. The decrease in salaries is primarily due to a restructuring/reduction in full time staff. Depreciation of buildings, furniture and equipment accounted for $22,791 and $21,556 for the three month periods ended June 30, 1998 and June 30, 1997, respectively.

Non-interest expense for the six month period ended June 30, 1998 was $580,543, as compared to $551,909 for the six month period ended June 30, 1997. Salaries and employee benefits comprised $292,808 and $311,152, respectively, of this amount. The decrease in salaries is primarily due to the restructuring/reduction in full time staff as well as the prior year amount including the fourth quarter 1996 payroll taxes. Depreciation of buildings, furniture and equipment accounted for $45,111 and $42,457 for the six month periods ended June 30, 1998 and June 30, 1997, respectively.

ASSETS AND LIABILITIES
During the first six months of 1998, total assets increased $5,381,085, or 27%, when compared to December 31, 1997. The primary growth in assets was in Federal Funds with an increase of 155% since December 31, 1997. Loans have increased $3,135,804, or 22%, since December 31, 1997. Total liabilities increased $5,373,823, or 38%, when compared to December 31, 1997. Within the deposit area, savings accounts, which include money market accounts, increased 51%, interest bearing transaction accounts increased 19%, non-interest bearing transaction accounts increased 24%, and time deposits increased 50%. However, this growth rate is a reflection of the fact that the Bank is relatively young, as it opened for business on October 18, 1996, and the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue at a rapid pace during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate for the near-term.

Loans
Balances within the major loan categories as of June 30, 1998 and December 31, 1997 are as follows:

                                                     June 30, 1998   December 31, 1997
                                                     -------------   -----------------
Commercial and Industrial                             $ 5,102,273       $ 3,227,562
Real Estate - Construction                                405,103           206,531
Real Estate - Other                                     7,828,090         6,724,721
Installment and consumer credit lines                   4,052,038         4,010,018
                                                      -----------       -----------
                                                      $17,387,504       $14,168,832

Allowance for loan loss, December 31, 1997            $   152,614
Provision                                                  85,000
Charge-offs                                                 2,132
Allowance for loan loss, June 30, 1998                $   235,482
Gross loans outstanding, December 31, 1997            $14,168,832
Gross loans outstanding, June 30, 1998                $17,387,504

Allowance for loan losses to loans outstanding,
     December 31, 1997                                   1.08%
Allowance for loan losses to loans outstanding,
     June 30, 1998                                       1.35%
                                                         ----

Deposits
Balances within the major deposit categories as of June 30, 1998 and December 31, 1997 are as follows:

                                                     June 30,1998    December 31, 1997
                                                     ------------    -----------------
Non-interest bearing demand deposits                  $ 3,070,385       $ 2,478,018
Interest bearing demand deposits                        3,000,655         2,532,105
Savings deposits                                        2,052,770         1,358,378
Time deposit $100,000 and over                          3,215,140         2,141,145
Other Time Deposits                                     7,573,623         5,050,222
                                                      $18,912,573       $13,559,868

Liquidity
Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was 89% at June 30, 1998 and 101% at December 31, 1997.

Capital Resources
Total shareholders' equity increased $7,262 to $5,716,443 at June 30, 1998. The increase is attributable to income for the period.

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

The following table summarizes the Company's risk-based capital at June 30, 1998:
(amounts in thousands)

Shareholders' equity                                      $ 5,716
Less:  intangibles                                            296
                                                          -------
Tier 1 capital                                            $ 5,420

Plus:  allowance for loan losses (1)                          226
                                                          -------
Total Capital                                             $ 5,646

Risk-Weighted assets                                      $18,087

Risk based capital ratios
         Tier 1                                             29.97%
         Total capital                                      31.22%
         Leverage ratio                                     22.15%

(1) limited to 1.25% of risk-weighted assets

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGES IN SECURITIES

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Several issues were voted upon at the Annual Meeting of Shareholders held on April 28, 1998.

1. The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Barry L. Hamrick and Harold D. Pennington, Jr. The current Class II directors are Richard D. Gardner, Harold D. Pennington, Sr., and Heyward W. Porter. The current Class III directors are Haskell D. Mallory, Bill H. Mason, and V. Stephen Moss. The current terms of the Class III directors expired at this year's annual meeting held April 28, 1998 therefore leaving the Class III directors up for reelection. 376,270 votes were for the reelection of the Class III directors. There were 12,100 withheld. The terms of the Class I directors will expire at the 1999 Annual Shareholders Meeting, and the terms of the Class II directors will expire at the 2000 Annual Shareholders Meeting.

2. On March 25, 1997, the Board of Directors of the Company adopted the 1997 FNB Bancshares Stock Option Plan (the "Plan"). The shareholders of the Company approved the Plan at the 1997 Annual Shareholders Meeting. At the 1998 Annual Shareholders Meeting the Board proposed to amend the Plan to increase the number of shares available for issuance under the Plan from 92,450 shares to 152,450 shares, all of which may be issued as incentive stock options. No other changes were being made at this time. A total of 352,870 votes were for the amendment to the Plan, while 31,700 voted against the amendment.


ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)  Exhibits - 27.1 Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

         SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FNB BANCSHARES, INC.
                                       (Registrant)


Date:  August 10, 1998                 By: /s/ V. Stephen Moss
                                          --------------------------------------
                                          V. Stephen Moss
                                          President and Chief Executive Officer