Form 10QSB
period 1998-09-30
FNB BANCSHARES INC /SC/
filed 1998-11-12
CIK 1009162

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

___      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM _______________ TO ________________

                          COMMISSION FILE NO. 333-1546

                              FNB BANCSHARES, INC.
                              --------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

    SOUTH CAROLINA                                              57-1033165
    --------------                                              ----------
STATE OF INCORPORATION)                               (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

         616,338 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE ISSUED AND OUTSTANDING AS OF NOVEMBER 6, 1998.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES    NO X
                                                                       ---   ---

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              FNB BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                                    (UNAUDITED)           (AUDITED)
                                                                    -----------           ---------
ASSETS
Cash and Cash Equivalents:
         Cash and due from Banks                                   $ 1,408,609          $ 1,007,433
         Federal Funds Sold                                          1,440,000            1,430,000
                                                                   -----------          -----------
                                                                     2,848,609            2,437,433

Securities held to maturity                                          1,900,990            1,501,331

Time Deposits with other Banks                                         500,000              600,000

Loans Receivable                                                    19,168,414           14,168,832
   Less Allowance for loan loss                                       (272,864)            (152,614)
                                                                   -----------          -----------
         Loans, net                                                 18,895,550           14,016,218

Premises and equipment                                               1,070,612              760,843
Accrued Interest Receivable                                            139,423              122,499
Other Assets                                                           468,269              481,984
                                                                   -----------          -----------
         Total Assets                                              $25,823,453          $19,920,308
                                                                   ===========          ===========

LIABILITIES
Deposits:
         Non-interest bearing transaction accounts                 $ 2,771,792          $ 2,478,018
         Interest bearing transaction accounts                       3,054,488            2,532,105
         Savings                                                     2,356,018            1,358,378
         Time deposits $100,000 and over                             2,531,078            2,141,145
         Other time deposits                                         8,230,643            5,050,222
                                                                   -----------          -----------
                                                                    18,944,019           13,559,868

Securities sold under agreements to repurchase                         963,327              424,413
Accrued Interest Payable                                                41,097               72,832
Other Liabilities                                                      125,796              154,014
                                                                   -----------          -----------
         Total Liabilities                                          20,074,239           14,211,127
                                                                   -----------          -----------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000 shares
   authorized and unissued
Common Stock, $.01 par value; 10,000,000 shares
   authorized; 616,338 shares issued                                     6,163                6,163
Capital surplus                                                      6,112,318            6,112,318
Retained earnings (deficit)                                           (369,267)            (409,300)
                                                                   -----------          -----------
   Total Stockholders' equity                                        5,749,214            5,709,181
                                                                   -----------          -----------
Total Liabilities and Stockholders' equity                         $25,823,453          $19,920,308
                                                                   ===========          ===========

See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                      1998                1997
                                                                    --------            --------
INTEREST INCOME
         Loans, including fees                                      $460,805            $264,551
         Investment securities, taxable                               26,107              31,123
         Federal funds sold                                           41,919              63,733
         Time Deposits with Other Banks                                7,221                   0
                                                                    --------            --------
                    Total Interest Income                            536,052             359,407
                                                                    --------            --------

INTEREST EXPENSE
         Time deposits $100,000 and over                              41,400              27,030
         Other deposits                                              140,923              77,445
         Securities sold under agreement to repurchase                 5,356               7,040
                                                                    --------            --------
                    Total Interest Expense                           187,679             111,515
                                                                    --------            --------

NET INTEREST INCOME                                                  348,373             247,892
         Provision for loan loss                                      40,000              39,000
                                                                    --------            --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  308,373             208,892
                                                                    --------            --------

OTHER INCOME
         Service charges on deposit accounts                          35,153              17,561
         Other service charges, commissions and fees                  14,551               2,306
         Rental Income                                                     0               2,472
                                                                    --------            --------
                                                                      49,704              22,339
                                                                    --------            --------
OTHER EXPENSE
         Salaries and employee benefits                              155,982             134,646
         Occupancy Expense                                            23,550              22,420
         Furniture and equipment                                      26,255              19,858
         Other operating expense                                      95,934              83,240
                                                                    --------            --------
                                                                     301,721             260,164
                                                                    --------            --------

INCOME (LOSS) BEFORE TAXES                                            56,356             (28,933)
INCOME TAX EXPENSE (BENEFIT)                                          23,585                   0
                                                                    --------            --------
NET INCOME (LOSS)                                                   $ 32,771            $(28,933)
                                                                    ========            ========

PER SHARE
         Average shares outstanding                                  616,338             616,338
         Net income (loss)                                          $   .05             $  (.05)


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                       1998                 1997
                                                                    ----------           ---------
INTEREST INCOME
         Loans, including fees                                      $1,217,470           $ 570,001
         Investment securities, taxable                                 78,969              58,428
         Federal funds sold                                            150,718             231,902
         Time Deposits with Other Banks                                 21,834                   0
                                                                    ----------           ---------
                    Total Interest Income                            1,468,991             860,331
                                                                    ----------           ---------

INTEREST EXPENSE
         Time deposits $100,000 and over                               122,662              59,761
         Other deposits                                                392,330             191,266
         Securities sold under agreement to repurchase                  17,656              18,000
                                                                    ----------           ---------
                    Total Interest Expense                             532,648             269,027
                                                                    ----------           ---------


NET INTEREST INCOME                                                    936,343             591,304
         Provision for loan loss                                       125,000             108,000
                                                                    ----------           ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    811,343             483,304
                                                                    ----------           ---------

OTHER INCOME
         Service charges on deposit accounts                            85,895              44,698
         Other service charges, commissions and fees                    48,645              26,335
         Rental Income                                                       0               7,416
                                                                    ----------           ---------
                                                                       134,540              78,449
                                                                    ----------           ---------
OTHER EXPENSE
         Salaries and employee benefits                                448,789             445,798
         Occupancy Expense                                              72,983              72,465
         Furniture and equipment                                        77,125              57,521
         Other operating expense                                       283,368             236,289
                                                                    ----------           ---------
                                                                       882,265             812,073
                                                                    ----------           ---------

INCOME (LOSS) BEFORE TAXES                                              63,618            (250,320)
INCOME TAX EXPENSE (BENEFIT)                                            23,585                   0
                                                                    ----------           ---------
NET INCOME (LOSS)                                                   $   40,033           $(250,320)
                                                                    ==========           =========

PER SHARE
         Average shares outstanding                                    616,338             616,338
         Net income (loss)                                          $      .06           $    (.41)


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                      1998               1997
                                                                      ----               ----
NET INCOME (LOSS)                                                   $32,771           $(28,933)

Other comprehensive income, net of tax                                    0                  0

Total other comprehensive income                                          0                  0

Comprehensive income (loss)                                         $32,771           $(28,933)
                                                                     ======            ========





See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                             1998               1997
                                                             ----               ----
NET INCOME (LOSS)                                           $40,033          $(250,320)

Other comprehensive income, net of tax                            0                  0

Total other comprehensive income                                  0                  0

Comprehensive income (loss)                                 $40,033          $(250,320)
                                                            =======          =========


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                               RETAINED
                                           COMMON STOCK          CAPITAL       EARNINGS
                                       --------------------------------------------------------------
                                       SHARES        AMOUNT      SURPLUS      (DEFICIT)      TOTAL
BALANCE, DECEMBER 31, 1997             616,338       $6,163    $6,112,318    $(409,300)    $5,709,181

Net income (loss)                            0            0             0       40,033         40,033
                                       -------       ------    ----------    ---------     ----------
BALANCE, SEPTEMBER 30, 1998            616,338       $6,163    $6,112,318    $(369,267)    $5,749,214
                                       =======       ======    ==========    -========     ==========


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                        FROM DECEMBER 31 TO SEPTEMBER 30,

                                                                    1998                   1997
                                                                -----------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $    40,033           $   (250,320)

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
     Provision for loan losses                                      125,000                108,000
     Depreciation                                                    68,300                 64,089
     Accretion and premium amortization                                  76                 (4,855)
     Increase in interest receivable                                (16,924)               (96,056)
     Increase (decrease) in interest payable                        (31,735)                34,806
     (Increase) decrease in other assets                             13,715                (17,834)
     Increase (decrease) in other liabilities                       (28,218)                17,614
                                                                -----------           ------------
         Net cash used by operating activities                      170,247               (144,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase securities held to maturity                        (2,099,735)            (1,757,222)
     Maturity of securities held to maturity                      1,700,000                750,000
     Purchase Time Deposits                                      (1,000,000)                     0
     Maturity of Time Deposits                                    1,100,000                      0
     Net increase in loans made to customers                     (5,004,332)            (9,483,292)
     Purchase premises and equipment                               (378,069)              (112,324)
                                                                -----------           ------------
         Net cash used by investing activities                   (5,682,136)           (10,602,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand deposits, interest bearing            1,813,797              3,488,676
       transaction accounts and savings accounts
     Net increase in time deposits                                3,570,354              2,859,822
     Net increase(decrease) in Repurchase Agreements                538,914                494,740
                                                                -----------           ------------
           Net cash provided by financing activities              5,923,065              6,843,238
                                                                -----------           ------------


NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS                 411,176             (3,904,156)
                                                                -----------           ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    2,437,433              8,272,680
                                                                -----------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 2,848,609           $  4,368,524
                                                                ===========           ============


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND CONSOLIDATION - FNB Bancshares, Inc., a bank holding company (the "Company"), and its subsidiary, First National Bank of the Carolinas (the "Bank"), provide banking services to domestic markets principally in Cherokee County, South Carolina. The Bank commenced operations on October 18, 1996. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements for the interim periods are unaudited and , in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1997 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and the notes included in FNB Bancshares, Inc.'s 1997 Annual report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of September 30, 1998 compared to December 31, 1997, and the results of operations for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 as well as the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registration Number 333-1546) as filed with and declared effective by the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR 1998 COMPARED TO 1997:

Net Interest Income
Net interest income for the three month period ended September 30, 1998 was $348,373 compared to $247,892 for the three month period ended September 30, 1997. Net interest income for the nine month period ended September 30, 1998 was $936,343 compared to $591,304 for the nine month period ended September 30, 1997. The interest rate spread was 5.31% at September 30, 1998 and 5.0% at September 30, 1997. The increased income is primarily attributed to growth in the loan portfolio, as the amount of total loans increased to $19.2 million at September 30, 1998 as compared to $11.5 million at September 30, 1997. The largest component of interest income was interest on loans, which increased to $460,805 for the three months ended September 30, 1998 as compared to $264,551 for the three months ended September 30, 1997, and $1,217,470 for the nine months ended September 30, 1998 as compared to $570,001 for the nine months ended September 30, 1997. These increases were primarily attributable to growth in the Bank's loan portfolio. Interest on investment securities decreased to $26,107 for the three months ended September 30, 1998 as compared to $31,123 for the three months ended September 30, 1997. This decrease is due to the Bank's shift of funds from Treasuries to certificates of deposit in 1998 in order to increase investment yield. Interest on investment securities increased to $78,969 for the nine months ended September 30, 1998 as compared to $58,428 for the nine months ended September 30, 1997. The increases in interest income were partially offset by increases in interest expense, to $187,679 for the three months ended September 30, 1998 as compared to $111,515 for the three months ended September 30, 1997, and $532,648 for the nine months ended September 30, 1998 as compared to $269,027 for the nine months ended September 30, 1997.

Provision and Allowance for Loan Losses
The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended September 30, 1998, the provision charged to expense was $40,000, compared to $39,000 charged to expense for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the provision charged to expense was $125,000, compared to $108,000 charged to expense for the nine months ended September 30, 1997. The loan loss reserve was $272,864 as of September 30, 1998, or 1.42% of gross loans, as compared to $152,614 as of December 31, 1997, or 1.08% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income
Non-interest income for the three months ended September 30, 1998 was $49,704, as compared to $22,339 for the three months ended September 30, 1997. Non-interest income for the nine months ended September 30, 1998 was $134,540, as compared to $78,449 for the nine months ended September 30, 1997. Of the three months ended September 30, 1998; $35,153 was a result of deposit account service charges, account maintenance fees, NSF and overdraft fees, and $14,551 was other miscellaneous service charges. Of the amount for the nine months ended September 30, 1998 $85,895 was a result of deposit account service charges, account maintenance fees, NSF and overdraft fees, and $48,645 was other miscellaneous service charges. This increase in fees is attributed to overall growth of the deposit portfolio.

Non-Interest Expense
Non-Interest Expense for the three month period ended September 30, 1998 was $301,721, as compared to $260,164 for the three month period ended September 30, 1997. Salaries and employee benefits comprise $155,982 and $134,646 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $23,185 and $21,632 for the three month periods ended September 30, 1998 and September 30, 1997, respectively.

Non-Interest Expense for the nine month period ended September 30, 1998 was $882,265, as compared to $812,073 for the nine month period ended September 30, 1997. Salaries and employee benefits comprise $448,789 and $445,798 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $68,300 and $64,089 for the nine month periods ended September 30, 1998 and September 30, 1997, respectively.

ASSETS AND LIABILITIES
During the first nine months of 1998, total assets increased $5,903,145, or 30%, when compared to December 31, 1997. The primary growth in assets was in loans with an increase of $4,999,582, or 35%, since December 31, 1997. Total liabilities increased $5,863,112, or 41%, when compared to December 31, 1997. Within the deposit area, savings accounts, which include money market accounts, increased 73% , interest bearing transaction accounts increased 21%, non-interest bearing transaction accounts increased 12%, and time deposits increased 50%. However, this tremendous growth rate is a reflection of the fact that the Bank is relatively young, as it opened for business on October 18, 1996, and the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue at a rapid pace during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate for the next 12 months.

Loans
Balances within the major loan categories as of September 30, 1998 and December 31, 1997 are as follows:

                                                                        September 30, 1998      December 31, 1997
Commercial and Industrial                                                    $ 5,664,497           $ 3,227,562
Real Estate - Construction                                                       459,614               206,531
Real Estate - Other                                                            8,428,942             6,724,721
Installment and consumer credit lines                                          4,615,361             4,010,018
                                                                             -----------           -----------
                                                                             $19,168,414           $14,168,832
                                                                             ===========           ===========

Allowance for loan loss, December 31, 1997                                   $   152,614
Provision                                                                        125,000
Charge-offs                                                                        4,750
Allowance for loan loss, September 30, 1998                                  $   272,864
Gross loans outstanding, December 31, 1997                                   $14,168,832
Gross loans outstanding, September 30, 1998                                  $19,168,414

Allowance for loan losses to loans outstanding, December 31, 1997                                         1.08%
                                                                                                   -----------

Allowance for loan losses to loans outstanding,  September 30, 1998                                       1.42%
                                                                                                   -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED

Deposits
Balances within the major deposit categories as of September 30, 1998 and December 31, 1997 are as follows:


                                          September 30,  1998    December 31, 1997
                                          -------------------    -----------------
Non-interest bearing demand deposits          $ 2,771,792          $ 2,478,018
Interest bearing demand deposits                3,054,488            2,532,105
Savings deposits                                2,356,018            1,358,378
Time deposit $100,000 and over                  2,531,078            2,141,145
Other Time Deposits                             8,230,643            5,050,222
                                              -----------          -----------
                                              $18,944,019          $13,559,868
                                              ===========          ===========

Liquidity
Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was 96% at September 30, 1998 and 101% at December 31, 1997.

Capital Resources
Total shareholders' equity increased $40,033 to $5,749,214 at September 30, 1998. The increase is attributable to income for the period.

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

The following table summarizes the Company's risk-based capital at September 30, 1998(in thousands):

Shareholders' equity                         $ 5,749
Less: intangibles                                267
                                             -------
Tier 1 capital                               $ 5,482
                                             =======

Plus: allowance for loan losses (1)              246
                                             -------
Total Capital                                $ 5,728
                                             =======

Risk-Weighted assets                         $19,704

Risk based capital ratios
         Tier 1                                27.82%
         Total capital                         29.07%
         Leverage ratio                        21.65%

(1) limited to 1.25% of risk-weighted assets

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (a)      Exhibits - Financial Data Schedules (for SEC use only)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FNB BANCSHARES, INC.
                                  (Registrant)


Date:  November 6, 1998           By: /s/ V. Stephen Moss
                                      ----------------------------------------
                                      V. Stephen Moss
                                      President and Chief Executive Officer