Form 10QSB/A
period 1998-09-30
FNB BANCSHARES INC /SC/
filed 1999-02-10
CIK 1009162

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(MARK ONE)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
----     FOR THE TRANSITION PERIOD FROM                 TO
                                        ---------------    -----------------
                          COMMISSION FILE NO. 333-1546

                              FNB BANCSHARES, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

     SOUTH CAROLINA                                57-1033165
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

Loans
Balances within the major loan categories as of September 30, 1998 and December 31, 1997 are as follows:

                                                    September 30, 1998      December 31, 1997
                                                    ------------------      ------------------
Commercial and Industrial                           $        5,664,497      $        3,227,562
Real Estate - Construction                                     459,614                 206,531
Real Estate - Other                                          8,428,942               6,724,721
Installment and consumer credit lines                        4,615,361               4,010,018
                                                    ------------------      ------------------
                                                    $       19,168,414      $       14,168,832
                                                    ==================      ==================

Allowance for loan loss, December 31, 1997          $          152,614

Provision                                                     125,000
Charge-offs                                                     4,750
Allowance for loan loss, September 30, 1998         $         272,864
Gross loans outstanding, December 31, 1997          $      14,168,832
Gross loans outstanding, September 30, 1998         $      19,168,414

Allowance for loan losses to loans outstanding, December 31, 1997                         1.08%
                                                                                          ----

Allowance for loan losses to loans outstanding,  September 30, 1998                       1.42%
                                                                                          ----

Deposits
Balances within the major deposit categories as of September 30, 1998 and December 31, 1997 are as follows:

                                           September 30, 1998      December 31, 1997
                                           ------------------      ------------------
Non-interest bearing demand deposits       $        2,771,792      $        2,478,018
Interest bearing demand deposits                    3,054,488               2,532,105
Savings deposits                                    2,356,018               1,358,378
Time deposit $100,000 and over                      2,531,078               2,141,145
Other Time Deposits                                 8,230,643               5,050,222
                                           ------------------      ------------------
                                           $       18,944,019      $       13,559,868
                                           ==================      ==================

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

(1)      limited to 1.25% of risk-weighted assets


YEAR 2000 READINESS

         YEAR 2000 ISSUES

         Some computers, software, and other equipment include programming codes in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem."

                  ASSESSMENT

         The Year 2000 Problem could affect computers, software, and other equipment that FNB uses. Accordingly, FNB has completed its review of its internal computer programs and systems to determine whether they will be Year 2000 compliant. FNB believes that its computer systems will be Year 2000 compliant in a timely manner. Because the primary hardware and software systems are presently certified by their vendors as Year 2000 compliant, FNB has not incurred any significant costs to date relating to software modifications or new installations for the other systems. Most systems are made compliant through periodic software upgrades provided by the various vendors as part of the license agreements. However, while FNB does not expect the cost of these efforts to be material to its financial position or any year's operating results, there can be no assurance to this effect.

                  INTERNAL INFRASTRUCTURE

         FNB utilizes an outsourced data processing system for most of its accounting functions. FNB's primary systems have been tested by proxy with the software provider, who has tested in environments with like software and hardware systems as FNB. Banking regulators have approved this type of testing as a valid means of testing. FNB has received results and the results FNB believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. Management has completed upgrading and is in the process of testing the systems that it has determined are not prepared for the year 2000. Management believes that the testing of its systems should be completed by March 31, 1999. Management has spent approximately $40,000 to get all of its systems Year 2000 compliant. FNB does not believe that the cost related to these efforts will be material to its business, financial condition, or operating results.

                  SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS

         In addition to computers and related systems, the operation of FNB's office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other devices, may be affected by the Year 2000 Problem. FNB has completed its assessment of the potential effect of, and the costs of remediating, the Year 2000 Problem on this equipment. FNB estimates that its total cost of completing any required modifications, upgrades, or replacements of these internal systems will not have a material effect on its business, financial condition, or operating results.

                  SUPPLIERS AND OTHER THIRD PARTIES

         FNB has been gathering information from and has initiated communications with its suppliers and other third parties to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. However, FNB has limited or no control over the actions of its suppliers and others. Therefore, while FNB expects that it will be able to resolve any significant Year 2000 Problem with its own system, it cannot guarantee that its suppliers or others will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to its business. Any failure of these suppliers or others to resolve the Year 2000 Problems with their systems in a timely manner could have a material adverse effect on FNB's business, financial condition, or operating results.

                  CUSTOMERS

         FNB believes that the largest Year 2000 Problem exposure to most banks is the preparedness of the customers of the banks. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, FNB may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. Management is attempting to reduce this exposure by educating its customers.

                  MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS

         FNB expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business, financial condition, or operating results. However, FNB believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, FNB cannot accurately predict how many failures related to the Year 2000 Problem will occur with its suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures. As a result, FNB expects that it could possibly suffer the following consequences:

- A number of operational inconveniences and inefficiencies for FNB, its service providers, or its customers that may divert FNB's time and attention and financial and human resources from its ordinary business activities;

- System malfunctions that may require significant efforts by FNB or its service providers or customers to prevent or alleviate material business disruptions.

                  CONTINGENCY PLANS

         FNB is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. FNB expects to complete its contingency plans by the end of the first quarter of 1999. Depending on the systems affected, these plans could include (a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for FNB's personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise; and (d) other similar approaches. If FNB is required to implement any of these contingency plans, these plans could have a material adverse effect on its business, financial condition, or operating results.

         SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FNB BANCSHARES, INC.
                              ------------------------------------------------
                              (Registrant)


Date:  January 29, 1999       By: /s/ V. Stephen Moss
                                  --------------------------------------------
                                  V. Stephen Moss
                                  President and Chief Executive Officer