Form 10KSB40
period 1998-12-31
FNB BANCSHARES INC /SC/
filed 1999-03-25
CIK 1009162

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(MARK ONE)

  X      Annual Report under Section 13 or 15(d) of the Securities Exchange Act
 ---     of 1934
         For the fiscal year ended December 31, 1998

         OR

 --- Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________to ________

                          Commission file no. 333-1546

                              FNB BANCSHARES, INC.
                              --------------------
                 (Name of Small Business Issuer in Its Charter)

         South Carolina                               57-1033165
   --------------------------                       ---------------
  (State or Other Jurisdiction                     (I.R.S. Employer
of Incorporation or Organization)                 Identification No.)

           217 North Granard Street
           Gaffney, South Carolina                         29341
   --------------------------------------               ----------
  (Address of Principal Executive Offices)              (Zip Code)

                                  (864) 488-2265
                            ------------------------
                 Issuer's Telephone Number, Including Area Code

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's income for its most recent fiscal year was $127,392. As of March 15, 1999, 616,338 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 15, 1999 was $4,379,380. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $10.00 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

 Transitional Small Business Disclosure Format. (Check one):  Yes      No  X
                                                                  ---     ---

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated by reference in this Form 10-KSB in Part II, Items 6 and
7. The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999 is incorporated by reference in this Form 10-KSB in Part III, Items 9 through 12.

===============================================================================

ITEM 1.  DESCRIPTION OF BUSINESS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding the intent, belief, or current expectations of the Company or its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; and (iii) the Company's growth and operating strategies. Words such as "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," and "plans" are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions, and factors that may affect operating results, performance, and financial condition are the Company's ability to continue and manage its growth, fluctuations in its quarterly results, Year 2000 risks and concerns, competition, and other factors discussed in this Report and in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration Number 333-1546).


GENERAL

         FNB Bancshares, Inc. (the "Company") was incorporated in South Carolina on September 27, 1995 for the purpose of operating as a bank holding company. The Company's wholly owned subsidiary, First National Bank of the Carolinas (the "Bank"), commenced business on October 18, 1996 and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer, and commercial loans to the general public. The Bank has a main office in Gaffney and a branch office in Blacksburg, South Carolina. The Bank is organized as a national banking association under the laws of the United States, with deposits insured by the FDIC. The Bank is a member of the Federal Reserve System.

LOCATION AND SERVICE AREA

         The Bank engages in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, and individuals, primarily in Gaffney, South Carolina and the surrounding area, including Cherokee County. The principal executive offices of both the Company and the Bank are located at 217 North Granard Street, Gaffney, South Carolina 29342. The address of the Blacksburg office is 207 West Cherokee Street, Blacksburg, South Carolina 29702. The Company's telephone number is
(864) 488-2265. See "Item 2. Description of Property."

         The Bank's primary service area is Cherokee County, South Carolina. Blacksburg and Gaffney are approximately eight miles from each other and are the two largest municipalities in Cherokee County. Cherokee County is part of a five-county metropolitan statistical area covering the "upstate" area of South Carolina, including Greenville, Spartanburg, Pickens, Cherokee, and Laurens Counties. Cherokee County is located between the major metropolitan statistical areas of Greenville-Spartanburg-Anderson of South Carolina and Charlotte-Gastonia-Rock Hill of North Carolina. The counties from Greenville-Spartanburg-Anderson to Charlotte-Gastonia-Rock Hill and Cherokee and Laurens make up an area that is known to many as the "I-85 Business Belt." The presence of I-85 enhances the economic potential of the area by linking the seven counties to other major southeastern markets, including the Charlotte and Atlanta markets, which are easily accessible to this area by I-85.

         Cherokee County's economy is dominated by manufacturing and agriculture. With over 60 manufacturing plants, including the Nestle Frozen Foods Company, Milliken & Co. - Magnolia Finishing Plant, and the Timken Company, Cherokee County enjoys a diversified manufacturing community. Manufacturing companies employ approximately 50% of the county's workforce, and the textile mills products sector accounts for nearly 50% of this manufacturing employment.

MARKETING FOCUS

         Most of the banks in the Cherokee County area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Cherokee County area, management believes there has been a void in the community banking market in the Cherokee County area and believe that the Bank is successfully filling this void. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals.

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

COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Cherokee County area and elsewhere. As of December 31, 1998, there were four commercial banks (none of which are headquartered in Cherokee County), one savings bank, and one credit union operating in Cherokee County. A number of these competitors are well established in the Cherokee County area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not expect to provide or does not currently provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits.

EMPLOYEES

         The Bank has twenty one full-time employees as of December 31, 1998.

                           SUPERVISION AND REGULATION

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of FIRREA in 1989 and following with FDICIA in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

         The Company. Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA") and The South Carolina Bank Holding Company Act (the "South Carolina Act"). The activities of the Company are also governed by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

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

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") (which the Company has done) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "-- Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends is subject to regulatory restrictions as described below in "The Bank--Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

         Glass-Steagall Act. The Company is also restricted in its activities by the provisions of the Glass-Steagall Act, which prohibits the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale, or distribution of securities. The interpretation, scope, and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts.

         South Carolina Act. As a bank holding company registered under the South Carolina Act, the Company is subject to regulation by the South Carolina State Board of Financial Institutions (the "South Carolina Board"). Consequently, the Company must receive the approval of the South Carolina Board prior to engaging in the acquisition of banking or nonbanking institutions or assets. The Company must also file with the South Carolina Board periodic reports with respect to its financial condition and operations, management, and intercompany relationships between the Company and its subsidiaries.

         The Bank. The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the OCC to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

         Under FDICIA, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation;
(iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

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

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $.00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separated the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds.

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

         The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. See "Recent Legislative Developments."

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

         Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Neither the Company nor the Bank has received any notice indicating that either entity is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1998, the Company and the Bank were qualified as "well capitalized." See "Management's Discussion and Analysis or Plan of Operation -- Capital."

         Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect the Company in several ways. If the Company continues to grow at a rapid pace, a premature "squeeze" on capital could occur making a capital infusion necessary. The requirements could impact the Company's ability to pay dividends. The Company's present capital levels are more than adequate; however, rapid growth, poor loan portfolio performance or poor earnings performance or a combination of these factors could change the Company's capital position in a relatively short period of time.

         FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of untraditional activities. It is uncertain what effect these regulations, when implemented, would have on the Company.

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

         Enforcement Powers. FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees, and agents of a financial institution, and independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies' power to issue cease-and-desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Recent Legislative Developments. In the 1994 legislative session, South Carolina amended its bank holding act to allow nationwide interstate banking beginning in 1996. The Interstate Banking Act, passed by Congress in 1994, allows unrestricted interstate bank mergers, unrestricted interstate acquisition of banks by bank holding companies, and interstate de novo branching by banks if allowed by state law. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

         Effect of Governmental Monetary Policies. The earnings of the Company are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.  DESCRIPTION OF PROPERTY

         Gaffney Property. The principal place of business of both the Company and the Bank and the main office of the Bank is located at the corner of Granard Street and West Meadow Street in Gaffney, South Carolina. The banking facility is approximately 11,000 square feet and costs approximately $1,500,000, including furniture, fixtures, and equipment. The Company completed construction of these facilities in late 1998 and commenced operations from these new facilities in January 1999.


         Blacksburg Property. The Bank also operates a Blacksburg office facility at 207 West Cherokee Street, Blacksburg, South Carolina 29702. The Blacksburg site is on approximately one acre of land. The Company plans to construct a permanent banking facility of 2,500 square feet on the site at an approximate cost of $250,000 which will be paid out of funds from operations of the Bank and, to the extent necessary, remaining proceeds of the offering. Construction of this building is anticipated to begin in the near future. Currently, the Bank operates the Blacksburg office in a modular building.

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


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company issued 616,338 shares of Common Stock in its initial offering. As of December 31, 1998, the Company had 569 shareholders of record. Trades in the Common Stock are limited and sporadic, and management is not aware of the prices of all trades. Since February 1999, the Common Stock has been quoted on the Nasdaq OTC Bulletin Board under the symbol "FNBC." There is no established trading market in the Common Stock, and one is not expected to develop in the near future.

         All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In response to this Item, the information contained on pages 4 through 17 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 18 through 36 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information contained on page 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999 is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         In response to this Item, the information contained on page 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on page 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on pages 8 through 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999 is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

Exhibit
Number      Description
-------     -----------
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

10.8 Stock Option Plan dated as of March 25, 1997 (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1996)

13          Annual Report to Shareholders for the year ended December 31, 1998

21.1        Subsidiaries of the Company

27.1        Financial Data Schedule (for SEC use only)


-------------------------

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FNB BANCSHARES, INC.


Date:   March 23, 1999                By:   /s/ V. Stephen Moss
      -------------------                 -----------------------------------
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

Signature                                                  Title                                    Date
---------                                                  -----                                    ----

/s/ Richard D. Gardner                                                                         March 23, 1999
----------------------                                                                         --------------
Richard D. Gardner                                        Director

/s/ Barry Hamrick                                                                              March 23, 1999
----------------------                                                                         --------------
Barry Hamrick                                             Director

/s/ Haskell D. Mallory                                                                         March 23, 1999
----------------------                                                                         --------------
Haskell D. Mallory                                        Director

/s/ Bill Mason                                                                                 March 23, 1999
----------------------                                                                         --------------
Bill Mason                                                Director

Signature                                                  Title                                    Date
---------                                                  -----                                    ----

/s/ V. Stephen Moss                                                                            March 23, 1999
-----------------------------                                                                  --------------
V. Stephen Moss                                          Director;
                                                     President and CEO


/s/ Harold D. Pennington, Jr.                                                                  March 23, 1999
-----------------------------                                                                  --------------
Harold D. Pennington, Jr.                                 Director


/s/ Harold D. Pennington, Sr.                                                                  March 23, 1999
-----------------------------                                                                  --------------
Harold D. Pennington, Sr.                                 Director


/s/ Heyward W. Porter                                                                          March 23, 1999
-----------------------------                                                                  --------------
Heyward W. Porter                                         Director

/s/ John W. Hobbs                                 Chief Financial Officer and                  March 23, 1999
-----------------------------                    Principal Accounting Officer                  --------------
John W. Hobbs

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

10.8 Stock Option Plan dated as of March 25, 1997 (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1996)




13          Annual Report to Shareholders for the year ended December 31, 1998

21.1        Subsidiaries of the Company

27.1        Financial Data Schedule (for SEC use only)
