Form 10QSB
period 1999-03-31
FNB BANCSHARES INC /SC/
filed 1999-05-10
CIK 1009162

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
  1934 For the quarterly period ended March 31, 1999

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

         616,338 shares of common stock, par value $.01 per share, were issued and outstanding as of May 6, 1999.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              FNB BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31, 1999    DECEMBER 31, 1998
                                                            (UNAUDITED)           (AUDITED)
                                                            ------------        ------------
ASSETS
Cash and Cash Equivalents:
         Cash and due from banks                            $  1,206,549        $  1,017,765
         Federal funds sold                                    2,250,000           2,350,000
                                                            ------------        ------------
                                                               3,456,549           3,367,765

Securities:
  Securities held to maturity (estimated market                2,199,251           1,799,791
  value of $2,195,698 in 1999 and $1,803,397 in 1998)
  Nonmarketable equity securities                                 83,700              71,100

Time deposits with other banks                                         0             500,000

Loans Receivable                                              22,625,391          20,254,948
  Less allowance for loan loss                                  (334,997)           (303,248)
                                                            ------------        ------------
         Loans, net                                           22,290,394          19,951,700

Premises and equipment                                         2,210,185           1,803,557
Accrued interest receivable                                      160,913             127,576
Other assets                                                     413,678             413,590
                                                            ------------        ------------
         Total Assets                                       $ 30,814,670        $ 28,035,079
                                                            ============        ============

LIABILITIES
Deposits:
         Non-interest bearing transaction accounts          $  4,202,219        $  3,070,299
         Interest bearing transaction accounts                 3,843,702           3,281,387
         Savings                                               4,257,088           3,115,763
         Time deposits $100,000 and over                       3,141,682           2,988,725
         Other time deposits                                   8,844,077           8,639,662
                                                            ------------        ------------
                                                              24,288,768          21,095,836

Securities sold under agreements to repurchase                   505,875             869,269
Accrued interest payable                                          39,816              47,799
Other Liabilities                                                142,873             185,602
                                                            ------------        ------------
         Total Liabilities                                    24,977,332          22,198,506
                                                            ------------        ------------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000
   shares authorized and unissued
Common Stock, $.01 par value; 10,000,000
   shares authorized; 616,338 shares issued                        6,163               6,163
Capital surplus                                                6,112,318           6,112,318
Retained earnings (deficit)                                     (281,143)           (281,908)
                                                            ------------        ------------
   Total Stockholders' equity                                  5,837,338           5,836,573
                                                            ------------        ------------
Total Liabilities and Stockholders' equity                  $ 30,814,670        $ 28,035,079
                                                            ============        ============


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                                         1999            1998
                                                                       ---------       ---------

INTEREST INCOME
         Loans, including fees                                         $ 514,767       $ 356,370
         Investment securities, taxable                                   31,507          26,834
         Federal funds sold                                               26,592          50,243
         Time deposits with other banks                                        0           7,380
                                                                       ---------       ---------
                       Total Interest Income                             572,866         440,827
                                                                       ---------       ---------


INTEREST EXPENSE
         Time deposits $100,000 and over                                  39,627          38,481
         Other deposits                                                  158,609         114,852
         Securities sold under agreement to repurchase                     4,526           6,457
                                                                       ---------       ---------
                       Total Interest Expense                            202,762         159,790
                                                                       ---------       ---------

NET INTEREST INCOME                                                      370,104         281,037
         Provision for loan loss                                          39,000          40,000
                                                                       ---------       ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      331,104         241,037
                                                                       ---------       ---------
OTHER INCOME
         Service charges on deposit accounts                               7,297           7,765
         Sold loan fees                                                   58,250               0
         Other service charges, commissions and fees                      46,749          25,617
                                                                       ---------       ---------
                                                                         112,296          33,382
                                                                       ---------       ---------
OTHER EXPENSE
         Salaries and employee benefits                                  193,511         145,158
         Occupancy expense                                                31,836          25,773
         Furniture and equipment                                          35,530          24,850
         Other operating expense                                         181,688          91,269
                                                                       ---------       ---------
                                                                         442,565         287,050
                                                                       ---------       ---------

INCOME (LOSS) BEFORE TAXES                                                   835         (12,631)
INCOME TAX EXPENSE (BENEFIT)                                                  70               0
                                                                       ---------       ---------
NET INCOME (LOSS)                                                      $     765       $ (12,631)
                                                                       =========       =========


PER SHARE
         Average shares outstanding                                      616,338         616,338
         Net income (loss)                                             $     .00       $    (.02)


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                    1999             1998
                                                  --------         --------

NET INCOME (LOSS)                                 $    765         $(12,631)


Other comprehensive income,
net of tax                                               0                0

Total other comprehensive income                         0                0


Comprehensive income (loss)                       $    765         $(12,631)
                                                  ========         ========


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                                                                                 Retained
                                                  Common Stock                 Capital           Earnings
                                            Shares            Amount           Surplus           (Deficit)            Total
                                         -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                   616,338       $     6,163       $ 6,112,318        $  (281,908)       $ 5,836,573

Net income (loss)                                  0                 0                 0                765                765
                                         -----------       -----------       -----------        -----------        -----------
BALANCE, MARCH 31, 1999                      616,338       $     6,163       $ 6,112,318        $  (281,143)       $ 5,837,338
                                         ===========       ===========       ===========        ===========        ===========















See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                          FROM DECEMBER 31 TO MARCH 31

                                                                  1999               1998
                                                               -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $       765        $   (12,631)

Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
     Provision for loan losses                                      39,000             40,000
     Depreciation                                                   41,677             22,320
     Accretion and premium amortization                                292                356
     Increase in interest receivable                               (33,337)           (19,674)
     Increase (decrease) in interest payable                        (7,983)            (6,488)
     (Increase) decrease in other assets                               (88)            69,065
     Increase (decrease) in other liabilities                      (42,729)           (56,219)
                                                               -----------        -----------
           Net cash used by operating activities                    (2,403)            36,729

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase securities held to maturity                          (812,352)          (799,562)
    Maturity of securities held to maturity                        400,000            400,000
    Purchase Time Deposits                                               0           (500,000)
    Maturity of Time Deposits                                      500,000            600,000
    Net increase in loans made to customers                     (2,377,694)        (1,328,047)
    Net increase in premises and equipment                        (448,305)           (16,042)
                                                               -----------        -----------
           Net cash used by investing activities                (2,738,351)        (1,643,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand deposits, interest bearing
       transaction accounts and savings accounts                 2,835,560          1,277,693
    Net increase in time deposits                                  357,372          2,656,009
    Net increase (decrease) in Repurchase Agreements              (363,394)           (23,390)
                                                               -----------        -----------
               Net cash provided by financing activities         2,829,538          3,910,312
                                                               -----------        -----------


NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                88,784          2,303,390
                                                               -----------        -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   3,367,765          2,437,433
                                                               -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 3,456,549        $ 4,740,823
                                                               ===========        ===========






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

BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements for the interim periods are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1998 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and the notes included in FNB Bancshares, Inc.'s 1998 annual report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of March 31, 1999 compared to December 31, 1998, and the results of operations for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

RESULTS OF OPERATIONS FOR 1999 COMPARED TO 1998:

Net Interest Income

Net interest income for the three month period ended March 31, 1999 was $370,104 compared to $281,037 for the three month period ended March 31, 1998. The interest rate spread was 4.39% at March 31, 1999 and 3.92% at March 31, 1998. The increased income is primarily attributed to growth in the loan portfolio, as the amount of total loans increased to $22.6 million at March 31, 1999 as compared to $15.5 million at March 31, 1998. The largest component of interest income was interest on loans, which increased to $514,767 for the three months ended March 31, 1999 as compared to $356,370 for the three months ended March 31, 1998. These increases were primarily attributable to growth in the Bank's loan portfolio. Interest on investment securities increased to $31,507 for the three months ended March 31, 1999 as compared to $26,834 for the three months ended March 31, 1998. This increase is due primarily to growth in the investment portfolio from $1,900,537 at March 31, 1998 to $2,199,251 at March 31, 1999. The
increases in interest income were partially offset by increases in interest expense to $202,762 for the three months ended March 31, 1999 as compared to $159,790 for the three months ended March 31, 1998.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 1999, the provision charged to expense was $39,000, compared to $40,000 charged to expense for the three months ended March 31, 1998. The loan loss reserve was $334,997 as of March 31, 1999, or 1.48% of gross loans, as compared to $303,248 as of December 31, 1998, or 1.50% of gross loans. Management reviews the loan portfolio periodically to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income

Non-interest income for the three months ended March 31, 1999 was $112,296 as compared to $33,382 for the three months ended March 31, 1998. Of the amount for three months ended March 31, 1999, $7,297 was a result of deposit account service charges and account maintenance fees; $29,202 was a result of NSF and overdraft fees; $17,547 was other miscellaneous service charges, and $58,250 was due to sold loan fees. Of the sold loan fees, $44,250 was due to the sale of one large commercial loan. This increase in fees is attributed to overall growth of the deposit portfolio and also reflects that the Bank now selling mortgage loans on the secondary market.

Non-Interest Expense

Non-Interest Expense for the three month period ended March 31, 1999 was $442,565 as compared to $287,050 for the three month period ended March 31, 1998. Salaries and employee benefits comprise $193,511 and $145,158, respectively, of this amount. Depreciation of buildings, furniture and equipment accounted for $41,677 and $22,320 for the three month periods ended March 31, 1999 and March 31, 1998, respectively. The increase in depreciation is due to the Company's new main office facility, which the Company moved into in January 1999.


ASSETS AND LIABILITIES

During the first three months of 1999, total assets increased $2,779,591, or 10%, when compared to December 31, 1998. The primary growth in assets was in loans with an increase of $2,370,443, or 12%, since December 31, 1998. Total liabilities increased $2,778,826 or 13% when compared to December 31, 1998. Within the deposit area, savings accounts, which include money market accounts, increased 37%, interest bearing transaction accounts increased 17%, non-interest bearing transaction accounts increased 37%, and time deposits increased 3%. This growth rate is a reflection of the fact that the Bank is relatively young, as it opened for business on October 18, 1996, and the Company does not expect to maintain or duplicate this growth rate for the long term. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue at a rapid pace during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate for the next 12 months.

Loans

Balances within the major loan categories as of March 31, 1999 and December 31, 1998 are as follows:

                                               March 31, 1999   December 31, 1998
                                               --------------   -----------------

Commercial and Industrial                        $ 6,021,259       $ 5,212,393
Real Estate - Construction                           511,820           566,720
Real Estate - Other                               10,657,631         9,571,462
Installment and consumer credit lines              5,434,681         4,904,373
                                                 -----------       -----------
                                                 $22,625,391       $20,254,948
                                                 ===========       ===========

Allowance for loan loss, December 31, 1998           $   303,248
Provision                                                 39,000
Recoveries                                                 5,053
Charge-offs                                               12,304
Allowance for loan loss, March 31, 1999              $   334,997
Gross loans outstanding, December 31, 1998           $20,254,948
Gross loans outstanding, March 31, 1999              $22,625,391


Allowance for loan losses to loans outstanding, December 31, 1998         1.50%
                                                                          ----

Allowance for loan losses to loans outstanding,  March 31, 1999           1.48%
                                                                          ----

Deposits

Balances within the major deposit categories as of March 31, 1999 and December 31, 1998 are as follows:

                                              March 31, 1999       December 31, 1998
                                              --------------       -----------------

Non-interest bearing demand deposits             $ 4,202,219             $ 3,070,299
Interest bearing demand deposits                   3,843,702               3,281,387
Savings deposits                                   4,257,088               3,115,763
Time deposit $100,000 and over                     3,141,682               2,988,725
Other time deposits                                8,844,077               8,639,662
                                                 -----------             -----------
                                                 $24,288,768             $21,095,836
                                                 ===========             ===========


Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was 91% at March 31, 1999 and 92% at December 31, 1998.

Capital Resources

Total shareholders' equity increased $765 to $5,837,338 at March 31, 1999. The increase is attributable to income for the period.

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

The following table summarizes the Company's risk-based capital at March 31, 1999 (in thousands):

Shareholders' equity                               $ 5,837
Less: intangibles                                      204
                                                   -------
Tier 1 capital                                     $ 5,633
                                                   =======

Plus: allowance for loan losses (1)                    298
                                                   -------
Total Capital                                      $ 5,931
                                                   =======

Risk-Weighted assets                               $23,866

Risk based capital ratios
         Tier 1                                      23.60%
         Total capital                               24.85%
         Leverage ratio                              19.22%

(1) limited to 1.25% of risk-weighted assets

THE YEAR 2000

Issues. Some computers, software, and other equipment include programming codes in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem".

Assessment. The Year 2000 Problem could affect computers, software, and other equipment that the Company uses. Accordingly, the Company has developed a plan that provides for, among other things, the replacement or modification of existing information systems as necessary. Because the primary hardware and software systems that the Company uses have been represented as certified by their vendors as Year 2000 compliant, the Company has not incurred any significant costs to date relating to software modifications or new installations. Most systems have been made compliant through periodic software upgrades provided by the various vendors as part of the license agreements. While the Company does not expect the cost of these efforts to be material to its financial position or any year's operating results, there can be no assurance to this effect.

Internal Infrastructure. The Company utilizes an outsourced data processing system, Fiserv, for most of its accounting functions. The Company's primary systems have been tested by proxy with Fiserv, which has tested in environments with like software and hardware systems as the Company. Banking regulators have approved this type of testing as a valid means of testing. The Company has received confirmation of Fiserv's testing results. Based on this review, the Company does not believe that the data processing system has any material Year 2000 issues. The Company believes that it has also identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. Management has completed upgrading and testing of its systems. Management has spent approximately $40,000 to get all of its systems Year 2000 compliant. The Company does not believe that any additional cost related to these efforts will be material to its business, financial condition, or operating results.

Systems Other Than Information Technology Systems. In addition to computers and related systems, the operation of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other devices, may be affected by the Year 2000 Problem. The Company has completed its assessment of the potential effect of, and the costs of remediating, the Year 2000 Problem on this equipment. The Company estimates that its total cost of completing any required modifications, upgrades, or replacements of these internal systems will not have a material effect on its business, financial condition, or operating results.

Suppliers and Other Third Parties. The Company has been gathering information from and has initiated communications with its suppliers and other third parties to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of its suppliers and others. Therefore, while the Company expects that it will be able to resolve any significant Year 2000 Problem with its own system, it cannot guarantee that its suppliers or others will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to its business. Any failure of these suppliers or others to resolve the Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, or operating results.

YEAR 2000 ISSUES (CONTINUED)

Customers. The Company believes that the largest Year 2000 Problem exposure to most companies is the preparedness of the customers of the companies. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. Management is attempting to reduce this exposure by educating its customers. The Company has implemented a comprehensive Year 2000 credit review policy for all existing loans that exceed $100,000 as well as an underwriting policy for all new loan requests. At present, the Company's review indicates that the Company's exposure to credit risks associated with Year 2000 is considered to be low. The Company's credit review procedures will continue to include these policies throughout 1999.

Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business, financial condition, or operating results. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Year 2000 Problem will occur with its suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures.

As a result, the Company expects that it could possibly suffer the following consequences:

         - A number of operational inconveniences and inefficiencies for the Company, its service providers, or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities; and

         - System malfunctions that may require significant efforts by the Company or its service providers or customers to prevent or alleviate material business disruptions.

Contingency Plans. The Company has developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company's Board of Directors approved the contingency plans on October 27, 1998. Depending on the systems affected, these plans include (a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for the Company's personnel or use of contract personnel to correct, on an accelerated schedule, any Year 2000 Problems which arise; and (d) other similar approaches. If the Company is required to implement any of these contingency plans, these plans could have a material adverse effect on its business, financial condition, or operating results.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (a) Exhibits

             27.1 Financial Data Schedule (for electronic filing purposes)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1999

         SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FNB BANCSHARES, INC.
                                        --------------------
                                        (Registrant)


Date:  May 6, 1999                      By: /s/ V. Stephen Moss
                                           -------------------------------------
                                           President and Chief Executive Officer