Form 10QSB
period 1999-06-30
FNB BANCSHARES INC /SC/
filed 1999-08-05
CIK 1009162

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarterly period ended June 30, 1999

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

         616,338 shares of common stock, par value $.01 per share, were issued and outstanding as of August 1, 1999.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              FNB BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30, 1999     DECEMBER 31, 1998
                                                           (UNAUDITED)          (AUDITED)
                                                          -------------     -----------------
ASSETS
Cash and Cash Equivalents:
         Cash and due from Banks                           $  1,319,260       $  1,017,765
         Federal Funds Sold                                   1,590,000          2,350,000
                                                           ------------       ------------
                                                              2,909,260          3,367,765
Securities:
  Securities held to maturity (estimated market               2,199,291          1,799,791
  value of $2,176,748 in 1999 and $1,803,397 in 1998)
  Nonmarketable equity securities                                83,700             71,100

Time Deposits with other Banks                                        0            500,000

Loans Receivable                                             26,056,667         20,254,948
  Less Allowance for loan loss                                 (386,832)          (303,248)
                                                           ------------       ------------
         Loans, net                                          25,669,835         19,951,700

Premises and equipment                                        2,177,885          1,803,557
Accrued Interest Receivable                                     178,257            127,576
Other Assets                                                    385,176            413,590
                                                           ------------       ------------
         Total Assets                                      $ 33,603,404       $ 28,035,079
                                                           ============       ============

LIABILITIES
Deposits:
         Non-interest bearing transaction accounts         $  4,488,212       $  3,070,299
         Interest bearing transaction accounts                4,372,943          3,281,387
         Savings                                              5,673,743          3,115,763
         Time deposits $100,000 and over                      3,899,216          2,988,725
         Other time deposits                                  8,935,196          8,639,662
                                                           ------------       ------------
                                                             27,369,310         21,095,836

Securities sold under agreements to repurchase                  199,726            869,269
Accrued Interest Payable                                         38,040             47,799
Other Liabilities                                               135,002            185,602
                                                           ------------       ------------
         Total Liabilities                                 $ 27,742,078       $ 22,198,506
                                                           ------------       ------------


STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000
   shares authorized and unissued
Common Stock, $.01 par value; 10,000,000
shares authorized; 616,338 shares issued                   $      6,163       $      6,163
Capital surplus                                               6,112,318          6,112,318
Retained earnings (deficit)                                    (257,155)          (281,908)
                                                           ------------       ------------
  Total Stockholders' equity                                  5,861,326          5,836,573
                                                           ------------       ------------
Total Liabilities and Stockholders' equity                 $ 33,603,404       $ 28,035,079
                                                           ============       ============


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                               1999         1998
                                                               ----         ----
INTEREST INCOME
         Loans, including fees                              $575,072      $403,696
         Investment securities, taxable                       32,472        28,376
         Federal funds sold                                   34,556        58,555
         Time Deposits with Other Banks                            0         7,233
                                                            --------      --------
                       Total Interest Income                 642,100       497,860
                                                            --------      --------


INTEREST EXPENSE
         Time deposits $100,000 and over                      44,517        42,781
         Other deposits                                      178,714       136,899
         Securities sold under agreement to repurchase         6,498         5,500
                                                            --------      --------
                       Total Interest Expense                229,729       185,180
                                                            --------      --------


NET INTEREST INCOME                                          412,371       312,680
         Provision for loan loss                              47,750        45,000
                                                            --------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          364,621       267,680
                                                            --------      --------


OTHER INCOME
         Service charges on deposit accounts                   9,068         5,724
         Sold Loan Fees                                        9,682         7,339
         NSF/Overdraft Fees                                   33,932        20,065
         Other service charges, commissions and fees          15,741         8,695
                                                            --------      --------
                                                              68,423        41,823
                                                            --------      --------


OTHER EXPENSE
         Salaries and employee benefits                      192,675       147,649
         Occupancy Expense                                    33,354        23,660
         Furniture and equipment                              35,656        26,019
         Office Supplies                                      10,927         7,290
         Data Processing                                      34,006        16,637
         Other operating expense                              89,788        68,355
                                                            --------      --------
                                                             396,406       289,610
                                                            --------      --------


INCOME (LOSS) BEFORE TAXES                                    36,638        19,893
INCOME TAX EXPENSE (BENEFIT)                                  12,650             0
                                                            --------      --------
NET INCOME (LOSS)                                           $ 23,988      $ 19,893
                                                            ========      ========


PER SHARE
         Average shares outstanding                          616,338       616,338
         Net income (loss)                                  $    .04      $    .03


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                               1999           1998
                                                               ----           ----
INTEREST INCOME
         Loans, including fees                              $1,089,840      $756,664
         Investment securities, taxable                         63,980        53,088
         Federal funds sold                                     61,148       108,798
         Time Deposits with Other Banks                              0        14,612
                                                            ----------      --------
                       Total Interest Income                 1,214,968       933,162
                                                            ----------      --------


INTEREST EXPENSE
         Time deposits $100,000 and over                        84,144        81,262
         Other deposits                                        337,319       251,750
         Securities sold under agreement to repurchase          11,028        11,957
                                                            ----------      --------
                       Total Interest Expense                  432,491       344,969
                                                            ----------      --------


NET INTEREST INCOME                                            782,477       588,193
         Provision for loan loss                                86,750        85,000
                                                            ----------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            695,727       503,193
                                                            ----------      --------


OTHER INCOME
         Service charges on deposit accounts                    16,365        10,750
         Sold Loan Fees                                         67,933        10,741
         NSF/Overdraft Fees                                     63,134        33,653
         Other service charges, commissions and fees            33,288        22,211
                                                            ----------      --------
                                                               180,720        77,355
                                                            ----------      --------


OTHER EXPENSE
         Salaries and employee benefits                        386,186       292,808
         Occupancy Expense                                      65,190        49,433
         Furniture and equipment                                71,187        50,869
         Disposal of assets                                     45,894             0
         Office Supplies                                        23,587        13,790
         Data Processing                                        67,552        28,621
         Other operating expense                               179,378       137,765
                                                            ----------      --------
                                                               838,974       573,286
                                                            ----------      --------


INCOME (LOSS) BEFORE TAXES                                      37,473         7,262
INCOME TAX EXPENSE (BENEFIT)                                    12,720             0
                                                            ----------      --------
NET INCOME (LOSS)                                           $   24,753      $  7,262
                                                            ==========      ========

PER SHARE
         Average shares outstanding                            616,338       616,338
         Net income (loss)                                  $      .04      $    .01


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                       1999         1998
                                       ----         ----

NET INCOME (LOSS)                     $23,988      $19,893

Other comprehensive income,
net of tax                                  0            0

Total other comprehensive income            0            0


Comprehensive income (loss)           $23,988      $19,893
                                      =======      =======


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                       1999         1998
                                       ----         ----

NET INCOME (LOSS)                     $24,753      $7,262

Other comprehensive income,
net of tax                                  0           0

Total other comprehensive income            0           0

Comprehensive income (loss)           $24,753      $7,262
                                      =======      ======


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 1999
                                   (UNAUDITED)



                                                                         Retained
                                    Common Stock         Capital         Earnings
                                Shares       Amount      Surplus         (Deficit)        Total
                                -------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998      616,338      $6,163      $6,112,318      $(281,908)      $5,836,573

Net income (loss)                     0           0               0         24,753           24,753
                                -------      ------      ----------      ---------       ----------
BALANCE, JUNE 30, 1999          616,338      $6,163      $6,112,318      $(257,155)      $5,861,326
                                =======      ======      ==========      =========       ==========


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                           FROM DECEMBER 31 TO JUNE 30

                                                                1999               1998
                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $    24,753       $     7,262

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
      Provision for loan losses                                   86,750            85,000
      Depreciation                                                85,912            45,111
      Accretion and premium amortization                             502               223
      Increase in interest receivable                            (50,681)          (13,825)
      Increase (decrease) in interest payable                     (9,759)          (30,402)
      (Increase) decrease in other assets                         28,414            11,266
      Increase (decrease) in other liabilities                   (50,600)          (59,384)
                                                             -----------       -----------
         Net cash used by operating activities                   115,291            45,251

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase securities held to maturity                    (1,562,602)         (799,500)
      Maturity of securities held to maturity                  1,150,000           750,000
      Purchase Time Deposits                                           0          (500,000)
      Maturity of Time Deposits                                  500,000           600,000
      Net increase in loans made to customers                 (5,804,885)       (3,220,804)
      Net increase in premises and equipment                    (460,240)          (42,459)
                                                             -----------       -----------
         Net cash used by investing activities                (6,177,727)       (3,212,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand deposits, interest bearing
        transaction accounts and savings accounts              5,067,449         1,755,309
      Net increase in time deposits                            1,206,025         3,597,396
      Net increase(decrease) in Repurchase Agreements           (669,543)          110,904
                                                             -----------       -----------
         Net cash provided by financing activities             5,603,931         5,463,609
                                                             -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (458,505)        2,296,097
                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 3,367,765         2,437,433
                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 2,909,260       $ 4,733,530
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of June 30, 1999 compared to December 31, 1998, and the results of operations for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, as well as the six months ended June 30, 1999 compared to the six months ended June 30, 1998. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

RESULTS OF OPERATIONS FOR 1999 COMPARED TO 1998:

Net Interest Income
Net interest income for the three month period ended June 30, 1999 was $412,371 compared to $312,680 for the three month period ended June 30, 1998. Net interest income for the six month period ended June 30, 1999 was $782,477 compared to $588,193 for the six month period ended June 30, 1998. The interest rate spread was 4.30% at June 30, 1999 and 3.93% at June 30, 1998. The increased income is primarily attributed to growth in the loan portfolio, as the amount of total loans increased to $25.7 million at June 30, 1999 as compared to $17.4 million at June 30, 1998. The largest component of interest income was interest on loans, which increased to $575,072 for the three months ended June 30, 1999 as compared to $403,696 for the three months ended June 30, 1998, and $1,089,840 for the six months ended June 30, 1999 as compared to $756,664 for the six months ended June 30, 1998. These increases were primarily attributable to growth in the Bank's loan portfolio. Interest on investment securities increased to $32,472 for the three months ended June 30, 1999 as compared to $28,376 for the three months ended June 30, 1998, and $63,980 for the six months ended June 30, 1999 as compared to $53,088 for the six months ended June 30, 1998. This increase is due primarily to growth in the investment portfolio from $1,550,608 at June 30, 1998 to $2,199,291 at June 30, 1999. The increases in interest income were partially offset by increases in interest expense to $229,729 for the three months ended June 30, 1999 as compared to $185,180 for the three months ended June 30, 1998, and $432,491 for the six months ended June 30, 1999 as compared to $344,969 for the six months ended June 30, 1998.

Provision and Allowance for Loan Losses
The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended June 30, 1999, the provision charged to expense was $47,750 compared to $45,000 charged to expense for the three months ended June 30, 1998. For the six months ended June 30, 1999, the provision charged to expense was $86,750 compared to $85,000 charged to expense for the six months ended June 30, 1998. The loan loss reserve was $386,832 as of June 30, 1999, or 1.48% of gross loans, as compared to $303,248 as of December 31, 1998, or 1.50% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income
Non-interest income for the three months ended June 30, 1999 was $68,423 as compared to $41,823 for the three months ended June 30, 1998. Non-interest income for the six months ended June 30, 1999 was $180,720 as compared to $77,355 for the six months ended June 30, 1998. Of the amount for three months ended June 30, 1999 $9,068 was a result of deposit account service charges, account maintenance fees; $33,932 was a result of NSF and overdraft fees; $15,741 was other miscellaneous service charges; and $9,682 was due to sold loan fees. Of the amount for six months ended June 30, 1999 $16,365 was a result of deposit account service charges, account maintenance fees; $63,134 was a result of NSF and overdraft fees; $33,288 was other miscellaneous service charges; and $67,933 was due to sold loan fees. Of the sold loan fees, $44,250 was due to the sale of one large commercial loan. This increase in fees is attributed to overall growth of the deposit portfolio as well as the Bank now selling mortgage loans on the secondary market.

Non-Interest Expense
Non-Interest Expense for the three month period ended June 30, 1999 was $396,406 as compared to $289,610 for the three month period ended June 30, 1998. Salaries and employee benefits comprise $192,675 and $147,649 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $44,235 and $22,791 for the three month periods ended June 30, 1999 and June 30, 1998, respectively. The increase in depreciation is due to the Company's new main office facility, which was occupied in January 1999. Office Supplies accounted for $10,927 and $7,290 for the three month periods ended June 30, 1999 and June 30, 1998, respectively. Data Processing accounted for $34,006 and $16,637 for the three month periods ended June 30, 1999 and June 30, 1998, respectively. The increase in both office supplies and data processing expenses are attributed to the growth in the number of Bank customers and customer accounts.

Non-Interest Expense for the six month period ended June 30, 1999 was $838,974 as compared to $573,286 for the six month period ended June 30, 1998. Salaries and employee benefits comprise $386,186 and $292,808 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $85,912 and $45,111 for the six month periods ended June 30, 1999 and June 30, 1998, respectively. The increase in depreciation is due to the Company's new main office facility, which was occupied in January 1999. Office Supplies accounted for $23,587 and $13,790 for the six month periods ended June 30, 1999 and June 30, 1998, respectively. Data Processing accounted for $67,552 and $28,621 for the six month periods ended June 30, 1999 and June 30, 1998, respectively. The increase in both office supplies and data processing expenses are attributed to the growth in the number of Bank customers and customer accounts. The disposal of asset expense of $45,894 for the six month period ended June 30, 1999 is due to disposal of leasehold improvements at the previous main office location.


ASSETS AND LIABILITIES
During the first six months of 1999, total assets increased $5,568,325, or 20%, when compared to December 31, 1998. The primary growth in assets was in loans with an increase of $5,801,719, or 29%, since December 31, 1998. Total liabilities increased $5,543,572, or 25%, when compared to December 31, 1998. Within the deposit area, savings accounts, which include money market accounts, increased 82%, interest bearing transaction accounts increased 33%, non-interest bearing transaction accounts increased 46%, and time deposits increased 10%. However, this tremendous growth rate is a reflection of the fact that the Bank is relatively young, it opened for business on October 18, 1996, and the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue at a rapid pace during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate for the next 12 months.

Loans
Balances within the major loan categories as of June 30, 1999 and December 31, 1998 are as follows:

                                                                                  June 30, 1999    December 31, 1998
                                                                                  -------------    -----------------
Commercial and Industrial                                                          $ 5,204,628         $ 5,212,393
Real Estate - Construction                                                              50,102             566,720
Real Estate - Other                                                                 14,662,512           9,571,462
Installment and consumer credit lines                                                6,139,425           4,904,373
                                                                                   -----------         -----------
                                                                                   $26,056,667         $20,254,948
                                                                                   ===========         ===========

Allowance for loan loss, December 31, 1998                                         $   303,248
Provision                                                                               86,750
Recoveries                                                                               9,138
Charge-offs                                                                             12,304
Allowance for loan loss, June 30, 1999                                             $   386,832
Gross loans outstanding, December 31, 1998                                         $20,254,948
Gross loans outstanding, June 30, 1999                                             $26,056,667

Allowance for loan losses to loans outstanding, December 31, 1998                                           1.50 %
                                                                                                       -----------

Allowance for loan losses to loans outstanding,  June 30, 1999                                              1.48 %
                                                                                                       -----------


Deposits
Balances within the major deposit categories as of June 30, 1999 and December 31, 1998 are as follows:

                                         June 30, 1999   December 31, 1998
                                         -------------   -----------------
Non-interest bearing demand deposits      $ 4,488,212      $ 3,070,299
Interest bearing demand deposits            4,372,943        3,281,387
Savings deposits                            5,673,743        3,115,763
Time deposit $100,000 and over              3,899,216        2,988,725
Other Time Deposits                         8,935,196        8,639,662
                                          -----------      -----------
                                          $27,369,310      $21,095,836
                                          ===========      ===========


Liquidity
Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was 95% at June 30, 1999 and 92% at December 31, 1998.

Capital Resources
Total shareholders' equity increased $24,753 to $5,861,326 at June 30, 1999. The increase is attributable to income for the period.

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

The following table summarizes the Company's risk-based capital at June 30, 1999 (in thousands):

Shareholders' equity                     $ 5,861
Less:  intangibles                           188
                                         -------
Tier 1 capital                           $ 5,673
                                         =======

Plus: allowance for loan losses (1)          325
                                         -------
Total Capital                            $ 5,998
                                         =======

Risk-Weighted assets                     $25,964

Risk based capital ratios
      Tier 1                               21.85%
      Total capital                        23.10%
      Leverage ratio                       17.22%

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

Assessment. The Year 2000 Problem could affect computers, software, and other equipment that the Company uses. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the OCC has issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and to process our data and account information. Our technology and processing vendors work with many other financial institutions, all of whom, like us, are required by their bank regulators to be Year 2000 compliant. Because our systems are substantially similar to those used in many other banks, we believe that the scrutiny imposed by our regulatory and the banking industry in general have significantly reduced the Year 2000 related risks we might otherwise have faced. Nonetheless, there is a risk that the Year 2000 issues could negatively affect our business.

Internal Infrastructure. The Company utilizes an outsourced data processing system, Fiserv, for most of its accounting functions. Fiserv is a well-established company and provides computer systems and data processing for numerous financial institutions. Fiserv has tested its systems with software and hardware similar to the Company's. The Company has reviewed these test results and is relying on them as a proxy for a test of its own systems with Fiserv. Banking regulators have approved this type of testing as a valid means of testing. Based on this review, the Company does not believe that its data processing system has any material Year 2000 issues. The Company believes that it has also identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. The Company has completed upgrading and testing of its systems, and has spent approximately $40,000 to get all of its systems Year 2000 compliant. The Company does not believe that any additional cost related to these efforts will be material to its business, financial condition, or operating results.

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

Suppliers and Other Third Parties. The Company has been gathering information from and has initiated communications with its suppliers and other third parties to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of its suppliers and others. Therefore, while the Company expects that it will be able to resolve any significant Year 2000 Problem with its own systems, it cannot guarantee that its suppliers or others will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to its business. Any failure of these suppliers or others to resolve the Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, or operating results.

Customers. The Company believes that the largest Year 2000 Problem exposure to most financial institutions is the preparedness of their customers. The Company is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. The Company is attempting to reduce this exposure by educating its customers. The Company has implemented a comprehensive Year 2000 credit review policy for all existing loans that exceed $100,000 as well as an underwriting policy for all new loan requests. At present, the Company's review indicates that the Company's exposure to credit risks associated with Year 2000 is considered to be low. The Company's credit review procedures will continue to include these policies throughout 1999.

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

Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due deposit withdrawals by customers concerned about Year 2000 issues. To address this possible demand, the Company has secured an additional line of credit with the Federal Home Loan Bank. The Company is also taking the appropriate measures to secure additional lines of credit at the Federal Reserve Discount Window.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following issue was voted upon at the Annual Meeting of Shareholders held on April 27, 1999.

1. The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Barry L. Hamrick and Harold D. Pennington Jr. The current Class II directors are Richard D. Gardner, Harold D. Pennington, Sr., and Heyward W. Porter. The current Class III directors are Haskell D. Mallory, Bill H. Mason, and V. Stephen Moss. The current terms of the Class I directors expired at this year's annual meeting held April 27, 1999 therefore leaving the Class I directors up for reelection. There were 344,565 votes for the reelection of Barry L. Hamrick, 0 votes withheld, and no votes against Mr. Hamrick's reelection. There were 344,565 votes for the reelection of Harold D. Pennington, Jr., 0 votes withheld, and no votes against Mr. Pennington, Jr.'s reelection. The terms of the Class II directors will expire at the 2000 Annual Shareholders Meeting, and the terms of the Class III directors will expire at the 2001 Annual Shareholders Meeting.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (a)      Exhibits - 27.1 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1999

         SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FNB BANCSHARES, INC.
                               -------------------------------------------------
                               (Registrant)


Date:  August 1, 1999      By: /s/ V. Stephen Moss
                               -------------------------------------------------
                               V. Stephen Moss
                               President and Chief Executive Officer

                           By: /s/ John F. Hobbs
                               -------------------------------------------------
                               John F. Hobbs
                               Principal Accounting and Chief Financial Officer