Form 10QSB
period 1999-09-30
FNB BANCSHARES INC /SC/
filed 1999-11-15
CIK 1009162

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 1999

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from                 to
                                     ---------------    ----------------

                          Commission File No. 333-1546

                              FNB BANCSHARES, INC.
                              --------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

        South Carolina                                   57-1033165
        --------------                                   ---------
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


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         616,338 shares of common stock, par value $.01 per share, were issued and outstanding as of November 5, 1999.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              FNB BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                            SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                               (UNAUDITED)             (AUDITED)
                                                            ------------------      -----------------
ASSETS
Cash and Cash Equivalents:
         Cash and due from Banks                               $  2,043,554           $  1,017,765
         Federal Funds Sold                                       1,170,000              2,350,000
                                                               ------------           ------------
                                                                  3,213,554              3,367,765

Securities:
  Securities held to maturity (estimated market                   2,349,304              1,799,791
  value of $2,321,211 in 1999 and $1,803,397 in 1998)
  Nonmarketable equity securities                                    83,700                 71,100

Time Deposits with other Banks                                            0                500,000

Loans Receivable                                                 27,465,586             20,254,948
  Less Allowance for loan loss                                     (409,295)              (303,248)
                                                               ------------           ------------
         Loans, net                                              27,056,291             19,951,700

Premises and equipment                                            2,186,512              1,803,557
Accrued Interest Receivable                                         188,796                127,576
Other Assets                                                        438,389                413,590
                                                               ------------           ------------
         Total Assets                                          $ 35,516,546           $ 28,035,079
                                                               ============           ============

LIABILITIES
Deposits:
         Non-interest bearing transaction accounts             $  4,760,813           $  3,070,299
         Interest bearing transaction accounts                    5,042,306              3,281,387
         Savings                                                  5,039,453              3,115,763
         Time deposits $100,000 and over                          3,511,902              2,988,725
         Other time deposits                                     10,822,613              8,639,662
                                                               ------------           ------------
                                                                 29,177,087             21,095,836

Securities sold under agreements to  repurchase                     208,850                869,269
Accrued Interest Payable                                             46,818                 47,799
Other Liabilities                                                   158,384                185,602
                                                               ------------           ------------
         Total Liabilities                                       29,591,139             22,198,506
                                                               ------------           ------------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000
   shares authorized and unissued
Common Stock, $.01 par value; 10,000,000
   shares authorized; 616,338 shares issued                           6,163                  6,163
Capital surplus                                                   6,112,318              6,112,318
Retained earnings (deficit)                                        (193,074)              (281,908)
                                                               ------------           ------------
   Total Stockholders' equity                                     5,925,407              5,836,573
                                                               ------------           ------------
Total Liabilities and Stockholders' equity                     $ 35,516,546           $ 28,035,079
                                                               ============           ============

See Accompanying Notes to Financial Statements

------------------------------------------

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------

                              FNB BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)


                                                                  1999              1998
                                                                --------          --------

INTEREST INCOME
         Loans, including fees                                  $647,949          $457,404
         Investment securities, taxable                           33,792            26,293
         Federal funds sold                                       26,845            41,919
         Time Deposits with Other Banks                                0             7,221
                                                                --------          --------
                       Total Interest Income                     708,586           532,837
                                                                --------          --------


INTEREST EXPENSE
         Time deposits $100,000 and over                          47,668            41,400
         Other deposits                                          196,063           140,586
         Securities sold under agreement to repurchase             5,394             5,692
                                                                --------          --------
                       Total Interest Expense                    249,125           187,678
                                                                --------          --------

NET INTEREST INCOME                                              459,461           345,159
         Provision for loan loss                                  25,000            40,000
                                                                --------          --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              434,461           305,159
                                                                --------          --------
OTHER INCOME
         Service charges on deposit accounts                       9,069             6,705
         Sold Loan Fees                                            5,154             5,009
         NSF/Overdraft Fees                                       36,774            25,303
         Other service charges, commissions and fees              14,600            12,373
                                                                --------          --------
                                                                  65,597            49,390
                                                                --------          --------
OTHER EXPENSE
         Salaries and employee benefits                          196,526           153,403
         Occupancy Expense                                        34,158            23,550
         Furniture and equipment                                  37,353            26,255
         Office Supplies                                          10,681             8,644
         Data Processing                                          33,927            19,917
         Other operating expense                                  90,322            66,424
                                                                --------          --------
                                                                 402,967           298,193
                                                                --------          --------

INCOME (LOSS) BEFORE TAXES                                        97,091            56,356
INCOME TAX EXPENSE (BENEFIT)                                      33,010            23,585
                                                                --------          --------
NET INCOME (LOSS)                                               $ 64,081          $ 32,771
                                                                ========          ========


PER SHARE
         Average shares outstanding                              616,338           616,338
         Net income (loss)                                      $    .10          $    .05

See Accompanying Notes to Financial Statements

------------------------------------------

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------

                              FNB BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)


                                                                   1999              1998
                                                                ----------        ----------
INTEREST INCOME
         Loans, including fees                                  $1,737,789        $1,214,068
         Investment securities, taxable                             97,772            79,379
         Federal funds sold                                         87,993           150,718
         Time Deposits with Other Banks                                  0            21,834
                                                                ----------        ----------
                       Total Interest Income                     1,923,554         1,465,999
                                                                ----------        ----------


INTEREST EXPENSE
         Time deposits $100,000 and over                           131,812           122,662
         Other deposits                                            533,386           391,994
         Securities sold under agreement to repurchase              16,418            17,993
                                                                ----------        ----------
                       Total Interest Expense                      681,616           532,649
                                                                ----------        ----------

NET INTEREST INCOME                                              1,241,938           933,350
         Provision for loan loss                                   111,750           125,000
                                                                ----------        ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              1,130,188           808,350
                                                                ----------        ----------
OTHER INCOME
         Service charges on deposit accounts                        25,435            17,455
         Sold Loan Fees                                             73,087            15,751
         NSF/Overdraft Fees                                        101,476            58,956
         Other service charges, commissions and fees                46,320            34,585
                                                                ----------        ----------
                                                                   246,318           126,747
                                                                ----------        ----------
OTHER EXPENSE
         Salaries and employee benefits                            582,712           446,210
         Occupancy Expense                                          99,347            72,983
         Furniture and equipment                                   108,540            77,125
         Disposal of assets                                         45,894                 0
         Office Supplies                                            34,265            22,436
         Data Processing                                           101,476            48,539
         Other operating expense                                   269,708           204,186
                                                                ----------        ----------
                                                                 1,241,942           871,479
                                                                ----------        ----------

INCOME (LOSS) BEFORE TAXES                                         134,564            63,618
INCOME TAX EXPENSE (BENEFIT)                                        45,730            23,585
                                                                ----------        ----------
NET INCOME (LOSS)                                               $   88,834        $   40,033
                                                                ==========        ==========

PER SHARE
         Average shares outstanding                                616,338           616,338
         Net income (loss)                                      $      .14        $      .06

See Accompanying Notes to Financial Statements

------------------------------------------

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------

                              FNB BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)


                                                                  1999              1998
                                                                --------          --------

NET INCOME (LOSS)                                               $ 64,081          $ 32,771


Other comprehensive income,
net of tax                                                             0                 0

Total other comprehensive income                                       0                 0


Comprehensive income (loss)                                     $ 64,081          $ 32,771
                                                                ========          ========







See Accompanying Notes to Financial Statements

------------------------------------------

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------

                              FNB BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)


                                                                  1999              1998
                                                                --------          --------

NET INCOME (LOSS)                                               $ 88,834          $ 40,033


Other comprehensive income,
net of tax                                                             0                 0

Total other comprehensive income                                       0                 0


Comprehensive income (loss)                                     $ 88,834          $ 40,033
                                                                ========          ========









See Accompanying Notes to Financial Statements

------------------------------------------

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------

                              FNB BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)




                                                                                               Retained
                                                 Common Stock               Capital            Earnings
                                             Shares         Amount          Surplus            (Deficit)            Total
                                            --------       -------        -----------         ----------         -----------
BALANCE, DECEMBER 31, 1998                   616,338       $ 6,163        $ 6,112,318         $ (281,908)        $ 5,836,573

Net income (loss)                                  0             0                  0             88,834              88,834
                                            --------       -------        -----------         ----------         -----------

BALANCE, SEPTEMBER 30, 1999                  616,338       $ 6,163        $ 6,112,318         $ (193,074)        $ 5,925,407
                                            ========       =======        ===========         ==========         ===========






See Accompanying Notes to Financial Statements

------------------------------------------

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------

                              FNB BANCSHARES, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                        FROM DECEMBER 31 TO SEPTEMBER 30


                                                                        1999                   1998
                                                                     -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $    88,834            $    40,033

Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
     Provision for loan losses                                           111,750                125,000
     Depreciation                                                        130,922                 68,300
     Accretion and premium amortization                                      489                     76
     Increase in interest receivable                                     (61,220)               (16,924)
     Increase (decrease) in interest payable                                (981)               (31,735)
     (Increase) decrease in other assets                                 (24,799)                13,715
     Increase (decrease) in other liabilities                            (27,218)               (28,218)
                                                                     -----------            -----------
           Net cash used by operating activities                         217,777                170,247

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase securities held to maturity                              (1,912,602)            (2,099,735)
    Maturity of securities held to maturity                            1,350,000              1,700,000
    Purchase Time Deposits                                                     0             (1,000,000)
    Maturity of Time Deposits                                            500,000              1,100,000
    Net increase in loans made to customers                           (7,216,341)            (5,004,332)
    Net increase in premises and equipment                              (513,877)              (378,069)
                                                                     -----------            -----------
           Net cash used by investing activities                      (7,792,820)            (5,682,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand deposits, interest bearing
       transaction accounts and savings accounts                       5,375,123              1,813,797
    Net increase in time deposits                                      2,706,128              3,570,354
    Net increase(decrease) in Repurchase Agreements                     (660,419)               538,914
                                                                     -----------            -----------
               Net cash provided by financing activities               7,420,832              5,923,065
                                                                     -----------            -----------


NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                    (154,211)               411,176
                                                                     -----------            -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,367,765              2,437,433
                                                                     -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 3,213,554            $ 2,848,609
                                                                     ===========            ===========





See Accompanying Notes to Financial Statements

------------------------------------------

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------

                              FNB BANCSHARES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------

The following is a discussion of the Company's financial condition as of September 30, 1999 compared to December 31, 1998, and the results of operations for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, as well as the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR 1999 COMPARED TO 1998:

Net Interest Income
-------------------

Net interest income for the three month period ended September 30, 1999 was $459,461,compared to $345,159 for the three month period ended September 30, 1998. Net interest income for the nine month period ended September 30, 1999 was $1,241,938 compared to $933,350 for the nine month period ended September 30, 1998. The interest rate spread was 4.67% at September 30, 1999 and 4.34% at September 30, 1998. The increased income is primarily attributed to growth in the loan portfolio, as the amount of total loans increased to $27.1 million at September 30, 1999 as compared to $18.9 million at September 30, 1998. The largest component of interest income was interest on loans, which increased to $647,949 for the three months ended September 30, 1999 as compared to $457,404 for the three months ended September 30, 1998, and $1,737,789 for the nine months ended September 30, 1999 as compared to $1,214,068 for the nine months ended September 30, 1998. These increases were primarily attributable to growth in the Bank's loan portfolio. Interest on investment securities increased to $33,792 for the three months ended September 30, 1999 as compared to $26,293 for the three months ended September 30, 1998, and $97,772 for the nine months ended September 30, 1999 as compared to $79,379 for the nine months ended September 30, 1998. This increase is due primarily to growth in the investment portfolio from $1,900,990 at September 30, 1998 to $2,349,304 at September 30, 1999. The increases in interest income were partially offset by increases in interest expense to $249,125 for the three months ended September 30, 1999 as compared to $187,678 for the three months ended September 30, 1998, and $681,616 for the nine months ended September 30, 1999 as compared to $532,649 for the nine months ended September 30, 1998.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended September 30, 1999, the provision charged to expense was $25,000 compared to $40,000 charged to expense for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the provision charged to expense was $111,750 compared to $125,000 charged to expense for the nine months ended September 30, 1998. The loan loss reserve was $409,295 as of September 30, 1999, or 1.49% of gross loans as compared to $303,248 as of December 31, 1998, or 1.50% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income
-------------------

Non-interest income for the three months ended September 30, 1999 was $65,597 as compared to $49,390 for the three months ended September 30, 1998. Non-interest income for the nine months ended September 30, 1999 was $246,318 as compared to $126,747 for the nine months ended September 30, 1998. Of the amount for three months ended September 30, 1999; $9,069 was a result of deposit account service charges, account maintenance fees; $36,774 was a result of NSF and overdraft fees; $14,600 was other miscellaneous service charges, and $5,154 was due to sold loan fees. Of the amount for nine months ended September 30, 1999; $25,435 was a result of deposit account service charges, account maintenance fees; $101,476 was a result of NSF and overdraft fees; $46,320 was other miscellaneous service charges, and $73,087 was due to sold loan fees. Of the sold loan fees, $44,250 was due to the sale of one large commercial loan. This increase in fees is attributed to overall growth of the deposit portfolio as well as the Bank now selling mortgage loans on the secondary market.

------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

Non-Interest Expense
--------------------

Non-Interest Expense for the three month period ended September 30, 1999 was $402,967 as compared to $298,193 for the three month period ended September 30, 1998. Salaries and employee benefits comprise $196,526 and $153,403 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $45,010 and $23,189 for the three month periods ended September 30, 1999 and September 30, 1998, respectively. The increase in depreciation is due to the Company's new main office facility, which was occupied in January 1999. Office Supplies accounted for $10,681 and $8,644 for the three month periods ended September 30, 1999 and September 30, 1998, respectively. Data Processing accounted for $33,927 and $19,917 for the three month periods ended September 30, 1999 and September 30, 1998, respectively. The increase in both office supplies and data processing expenses are attributed to the growth in the number of Bank customers and customer accounts.

Non-Interest Expense for the nine month period ended September 30, 1999 was $1,241,942 as compared to $871,479 for the nine month period ended September 30, 1998. Salaries and employee benefits comprise $582,712 and $446,210 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $130,922 and $68,300 for the nine month periods ended September 30, 1999 and September 30, 1998, respectively. The increase in depreciation is due to the Company's new main office facility, which was occupied in January 1999. Office Supplies accounted for $34,265 and $22,436 for the nine month periods ended September 30, 1999 and September 30, 1998, respectively. Data Processing accounted for $101,476 and $48,539 for the nine month periods ended September 30, 1999 and September 30, 1998, respectively. The increase in both office supplies and data processing expenses are attributed to the growth in the number of Bank customers and customer accounts. The disposal of asset expense of $45,894 for the nine month period ended September 30, 1999 is due to disposal of leasehold improvements at the previous main office location.


ASSETS AND LIABILITIES

During the first nine months of 1999, total assets increased $7,481,467 or 27% when compared to December 31, 1998. The primary growth in assets was in loans with an increase of $7,210,638 or 36% since December 31, 1998. Total liabilities increased $7,392,633 or 33% when compared to December 31, 1998. Within the deposit area, savings accounts, which include money market accounts, increased 62%, interest bearing transaction accounts increased 54%, non-interest bearing transaction accounts increased 55%, and time deposits increased 23%. However, this tremendous growth rate is a reflection of the fact that the Bank is relatively young, it opened for business on October 18, 1996, and the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue at a rapid pace during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate for the next 12 months.

Loans
-----

Balances within the major loan categories as of September 30, 1999 and December 31, 1998 are as follows:


                                                       September 30, 1999       December 31, 1998
                                                       ------------------       -----------------
Commercial and Industrial                                 $ 5,787,458              $ 5,212,393
Real Estate - Construction                                    437,235                  566,720
Real Estate - Other                                        15,555,531                9,571,462
Installment and consumer credit lines                       5,685,362                4,904,373
                                                          -----------              -----------
                                                          $27,465,586              $20,254,948
                                                          ===========              ===========

------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

Loans(continued)
----------------

Allowance for loan loss, December 31, 1998                     $    303,248
Provision                                                           111,750
Recoveries                                                            9,671
Charge-offs                                                          15,374
Allowance for loan loss, September 30, 1999                    $    409,295
Gross loans outstanding, December 31, 1998                     $ 20,254,948
Gross loans outstanding, September 30, 1999                    $ 27,465,586

Allowance for loan losses to loans outstanding, December 31, 1998                          1.50%
                                                                                           ----

Allowance for loan losses to loans outstanding, September 30, 1999                         1.49%
                                                                                           ----


Deposits
--------

Balances within the major deposit categories as of September 30, 1999 and December 31, 1998 are as follows:


                                                        September 30, 1999           December 31, 1998
                                                        ------------------           -----------------
Non-interest bearing demand deposits                       $  4,760,813                $  3,070,299
Interest bearing demand deposits                              5,042,306                   3,281,387
Savings deposits                                              5,039,453                   3,115,763
Time deposit $100,000 and over                                3,511,902                   2,988,725
Other Time Deposits                                          10,822,613                   8,639,662
                                                           ------------                ------------
                                                           $ 29,177,087                $ 21,095,836
                                                           ============                ============

Liquidity
---------

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was 93% at September 30, 1999 and 92% at December 31, 1998.

------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

Capital Resources
-----------------

Total shareholders' equity increased $88,834 to $5,925,407 at September 30, 1999. The increase is attributable to income for the period.

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

The following table summarizes the Company's risk-based capital at September 30, 1999 (in thousands):


Shareholders' equity                                           $  5,925
Less: intangibles                                                   191
                                                               --------
Tier 1 capital                                                 $  5,734
                                                               ========

Plus: allowance for loan losses(1)                                  341
                                                               --------
Total Capital                                                  $  6,075
                                                               ========

Risk-Weighted assets                                           $ 27,278

Risk based capital ratios
         Tier 1                                                   21.02%
         Total capital                                            22.27%
         Leverage ratio                                           16.49%

(1)limited to 1.25% of risk-weighted assets

------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

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

Assessment. The Year 2000 Problem could affect computers, software, and other equipment that the Company uses. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the OCC has issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and to process our data and account information. Our technology and processing vendors work with many other financial institutions, all of whom, like us, are required by their regulators to be Year 2000 compliant. Because our systems are substantially similar to those used in many other banks, we believe that the scrutiny imposed by our regulators and the banking industry in general have significantly reduced the Year 2000 related risks we might otherwise have faced. Nonetheless, there is a risk that the Year 2000 issues could negatively affect our business.


Internal Infrastructure. The Company utilizes an outsourced data processing system, Fiserv, for most of its accounting functions. Fiserv is a well-established company and provides computer systems and data processing for numerous financial institutions. Fiserv has tested its systems with software and hardware similar to the Company's. The Company has reviewed these test results and is relying on them as a proxy for a test of its own systems with Fiserv. Banking regulators have approved this type of testing as a valid means of testing. Based on this review, the Company does not believe that its data processing system has any material Year 2000 issues. The Company believes that it has also identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. The Company has completed upgrading and testing of its systems and has spent approximately $40,000 to get all of its systems Year 2000 compliant. The Company does not believe that any additional cost related to these efforts will be material to its business, financial condition, or operating results.

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

------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

THE YEAR 2000 (CONTINUED)

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

Customers. The Company believes that the largest Year 2000 Problem exposure to most companies is the preparedness of their customers. The Company is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. The Company is attempting to reduce this exposure by educating its customers. The Company has implemented a comprehensive Year 2000 credit review policy for all existing loans that exceed $100,000 as well as an underwriting policy for all new loan requests. At present, the Company's review indicates that the Company's exposure to credit risks associated with Year 2000 is considered to be low. The Company's credit review procedures will continue to include these policies throughout 1999.

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

Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about Year 2000 issues. To address this possible demand, the Company has secured an additional line of credit with the Federal Home Loan Bank. The Company has also secured an additional line of credit at the Federal Reserve Discount Window.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

Not Applicable

ITEM 2. CHANGES IN SECURITIES
-----------------------------

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not Applicable

ITEM 5. OTHER INFORMATION
-------------------------

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act is expected to be signed into law by President Clinton in early November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
---------------------------------------

         (a)      Exhibits - 27.1 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1999

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FNB BANCSHARES, INC.
                            (Registrant)


Date: November 11, 1999     By: /s/ V. Stephen Moss
                                --------------------------------------------
                                V. Stephen Moss
                                President and Chief Executive Officer


                            By: /s/ John W. Hobbs
                                --------------------------------------------
                                John W. Hobbs
                                Principal Accounting and Chief Financial Officer