Form 10QSB
period 2000-03-31
FNB BANCSHARES INC /SC/
filed 2000-05-12
CIK 1009162

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities  Exchange Act of
   1934 For the quarterly period ended March 31, 2000

___Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-1546

                               FNB Bancshares, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

        South Carolina                       57-1033165
       ---------------                       ----------
  (State of Incorporation)         (I.R.S. Employer Identification No.)

                   P.O.Box 1539, Gaffney, South Carolina 29342
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (864)488 - 2265

                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable

(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 616,338 shares of common stock, par value $.01 per share, were issued and outstanding as of May 5, 2000.

         Transitional Small Business Disclosure Format (check one):
                                                       Yes          No   X
                                                           ------      -----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
----------------------------

                              FNB Bancshares, Inc.
                           Consolidated Balance Sheets

                                                             March 31, 2000    December 31, 1999
                                                            (Unaudited)             (Audited)

Assets
Cash and Cash Equivalents:
         Cash and due from Banks                           $   1,963,726            $   1,512,403
         Federal Funds Sold                                            0                  400,000
                                                               ---------              -----------
                                                               1,963,726                1,912,403

Securities:
  Securities held to maturity (estimated market                2,349,371                2,349,326
  value of $2,314,417 in 2000 and $2,318,372 in 1999)
  Nonmarketable equity securities                                 83,700                   83,700

Loans Receivable                                              30,707,155               27,830,158
  Less Allowance for loan loss                                  (395,467)                (429,049)
                                                             -----------              -----------
         Loans, net                                           30,311,688               27,401,109

Premises and equipment                                         2,220,811                2,213,812
Accrued Interest Receivable                                      219,835                  207,676
Other Assets                                                     431,572                1,027,530
                                                             -----------             ------------
         Total Assets                                       $ 37,580,703              $35,195,556
                                                             ===========             ============
Liabilities
Deposits:

         Non-interest bearing transaction accounts          $  5,154,212             $  4,565,052
         Interest bearing transaction accounts                 4,974,013                4,362,742
         Savings                                               4,267,876                4,136,103
         Time deposits $100,000 and over                       2,888,027                3,334,148
         Other time deposits                                  12,433,604               10,836,919
                                                             -----------             ------------
                                                              29,717,732               27,234,964

Advances from the Federal Home Loan Bank                       1,000,000                1,000,000
Federal Funds Purchased                                          370,000                        0
Securities sold under agreements to  repurchase                  236,975                  746,181
Accrued Interest Payable                                          53,052                   49,745
Other Liabilities                                                136,700                  156,844
                                                             -----------             ------------
         Total Liabilities                                  $ 31,514,459             $ 29,187,734
                                                             -----------             ------------

Stockholders' Equity

Preferred stock, $.01 par value; 10,000,000
   shares authorized and unissued
Common Stock, $.01 par value; 10,000,000
   shares authorized; 616,338 shares issued                        6,163                    6,163
Capital surplus                                                6,112,318                6,112,318
Retained earnings (deficit)                                      (52,237)                (110,659)
                                                             -----------             ------------
   Total Stockholders' equity                                  6,066,244                6,007,822
                                                             -----------             ------------
Total Liabilities and Stockholders' equity                   $37,580,703             $ 35,195,556
                                                             ===========             ============

See Accompanying Notes to Financial Statements

-----------------------------------------

Item 1. Financial Statements (continued)
---------------------------------------

                              FNB Bancshares, Inc.
                        Consolidated Statements of Income
                       For the three months ended March 31
                                   (Unaudited)

                                                                 2000                1999
                                                                ------              -----


Interest Income
         Loans, including fees                        $        706,675            $  514,767
         Investment securities, taxable                         33,973                31,507
         Federal funds sold                                     14,560                26,592
                                                           -----------            ----------
                       Total Interest Income                   755,208               572,866
                                                           -----------            ----------
Interest Expense

         Time deposits $100,000 and over                       41,305                39,627
         Other deposits                                       208,887               158,609
         Federal Funds Purchased                                  579                     0
         Advances from FHLB                                    12,028                     0
         Securities sold under agreement to repurchase          7,212                 4,526
                                                          -----------            ----------
                       Total Interest Expense                 270,011               202,762
                                                          -----------            ----------

Net Interest Income                                           485,197               370,104
         Provision for loan loss                               37,500                39,000
                                                          -----------            ----------
Net interest income after provision for loan losses           447,697               331,104
                                                          -----------            ----------
Other income

         Service charges on deposit accounts                    9,812                7,297
         Sold Loan Fees                                         3,526               58,250
         NSF/Overdraft Fees                                    39,052               29,253
         Other service charges, commissions and fees           34,787               17,496
                                                          -----------           ----------
                                                               87,177              112,296
                                                          -----------           ----------
Other Expense

         Salaries and employee benefits                       214,819              193,511
         Occupancy Expense                                     34,578               31,836
         Furniture and equipment                               38,404               35,530
         Office Supplies                                       14,134               12,660
         Data Processing                                       39,270               33,545
         Other operating expense                              103,246              135,483
                                                          -----------           ----------
                                                              444,451              442,565
                                                          -----------           ----------

Income before taxes                                            90,423                  835
Income tax expense                                             32,001                   70
                                                          -----------           ----------
Net Income                                            $        58,422          $       765
                                                          ===========           ==========

Per Share

         Average shares outstanding                           616,338             616,338
         Net income                                   $           .09          $      .00



See Accompanying Notes to Financial Statements

-----------------------------------------

Item 1. Financial Statements (continued)

                              FNB Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                       For the three months ended March 31
                                   (Unaudited)

                                                  2000               1999
                                             ------------       ------------

Net Income                                   $     58,422         $      765
Other comprehensive income,
net of tax                                              0                  0

Total other comprehensive income                        0                  0
                                                ---------         ----------

Comprehensive income                         $     58,422        $       765
                                                =========         ==========



See Accompanying Notes to Financial Statements

------------------------------------------

Item 1. Financial Statements (continued)
----------------------------------------

                              FNB Bancshares, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                       for the period ended March 31, 2000

                                   (Unaudited)

                                                                               Retained
                                     Common Stock            Capital           Earnings
                                    Shares        Amount     Surplus           (Deficit)         Total
                                    ------        ------     -------           ---------         -----

Balance, December 31, 1999          616,338     $   6,163    $ 6,112,318       $(110,659)      $6,007,822

Net income                                0             0              0          58,422           58,422
                                    -------     --------     -----------     -----------       ----------
Balance, March 31, 2000             616,338     $   6,163    $ 6,112,318       $ (52,237)      $6,066,244
                                    =======     =========    ===========     ===========       ==========



See Accompanying Notes to Financial Statements

-----------------------------------------
Item 1. Financial Statements (continued)
-----------------------------------------

                              FNB Bancshares, Inc.
                       Unaudited Statements of Cash Flows
                          From December 31 to March 31

                                                              2000                   1999
                                                              ----                  -----
Cash flows from operating activities:
Net income                                            $      58,422         $        765

Adjustments to reconcile net income to
  net cash provided by operating activities
     Provision for loan losses                               37,500               39,000
     Depreciation                                            43,496               41,677
     Accretion and premium amortization                         (45)                 292
     Increase in interest receivable                        (12,159)             (33,337)
     Increase (decrease) in interest payable                  3,307               (7,983)
     (Increase) decrease in other assets                    595,958                  (88)
     Increase (decrease) in other liabilities               (20,144)             (42,729)
                                                          ---------          -----------
           Net cash used by operating activities            706,335               (2,403)

Cash flows from investing activities:

    Purchase securities held to maturity                          0             (812,352)
    Maturity of securities held to maturity                       0              400,000
    Maturity of Time Deposits                                     0              500,000
    Net increase in loans made to customers              (2,948,079)          (2,377,694)
    Net increase in premises and equipment                  (50,495)            (448,305)
                                                         ----------          -----------
           Net cash used by investing activities         (2,998,574)          (2,738,351)

Cash flows from financing activities:
    Net increase in demand deposits, interest bearing
       transaction accounts and savings accounts          1,332,204            2,835,560
    Net increase in time deposits                         1,150,564              357,372
    Increase in Federal Funds Purchased                     370,000                    0
    Net increase(decrease) in Repurchase Agreements        (509,206)            (363,394)
                                                         ----------         ------------
           Net cash provided by financing activities      2,343,562            2,829,538
                                                         ----------         ------------


Net Increase in cash and
    cash equivalents                                         51,323              88,784
                                                         ----------         -----------

Cash and cash equivalents, beginning of period            1,912,403           3,367,765
                                                         ----------         -----------

Cash and cash equivalents,  end of period            $    1,963,726      $    3,456,549
                                                         ==========         ===========

See Accompanying Notes to Financial Statements

-------------------------------------------

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

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements for the interim periods are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and the notes included in FNB Bancshares, Inc.'s 1999 Annual report.

Item 2. Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of March 31, 2000 compared to December 31, 1999, and the results of operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition (continued)
--------------------------------------------------------------------------------

Results of Operations for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999:

Net Interest Income

Net interest income for the three month period ended March 31, 2000 was $485,197,compared to $370,104 for the three month period ended March 31, 1999. The interest rate spread was 4.70% at March 31, 2000 and 4.39% at March 31, 1999. The increased income is primarily attributed to growth in the loan portfolio, as the amount of total loans increased to $30.7 million at March 31, 2000 as compared to $22.6 million at March 31, 1999. The largest component of interest income was interest on loans, which increased to $706,675 for the three months ended March 31, 2000 as compared to $514,767 for the three months ended March 31, 1999. These increases were primarily attributable to growth in the Bank's loan portfolio. Interest on investment securities increased to $33,973 for the three months ended March 31, 2000 as compared to $31,507 for the three months ended March 31, 1999. This increase is due primarily to growth in the investment portfolio from $2,199,251 at March 31, 1999 to $2,349,371 at March 31, 2000. The increases in interest income were partially offset by increases in interest expense to $270,011 for the three months ended March 31, 2000 as compared to $202,762 for the three months ended March 31, 1999.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2000, the provision charged to expense was $37,500 compared to $39,000 charged to expense for the three months ended March 31, 1999. The loan loss reserve was $395,467 as of March 31, 2000, or 1.29% of gross loans as compared to $429,049 as of December 31, 1999, or 1.54% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income

Non-interest income for the three months ended March 31, 2000 was $87,177 as compared to $112,296 for the three months ended March 31, 1999. Of the amount for three months ended March 31, 2000; $9,812 was a result of deposit account service charges, and account maintenance fees; $39,052 was a result of NSF and overdraft fees; $34,787 was other miscellaneous service charges, and $3,526 was due to sold loan fees. Of the sold loan fees in 1999, $44,250 was due to the sale of one large commercial loan. With the exception of the large commercial loan sale in 1999, the increase in the other fees is attributed to overall growth of the deposit portfolio.

------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition (continued)
--------------------------------------------------------------------------------
Non-Interest Expense

Non-Interest Expense for the three month period ended March 31, 2000 was $444,451 as compared to $442,565 for the three month period ended March 31, 1999. Salaries and employee benefits comprise $214,819 and $193,511 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $43,496 and $41,677 for the three month periods ended March 31, 2000 and March 31, 1999, respectively. The increase in depreciation is due to the Company's new main office facility, which was occupied in January 1999. Office Supplies accounted for $14,134 and $12,660 for the three month periods ended March 31, 2000 and March 31, 1999, respectively. Data Processing accounted for $39,270 and $33,545 for the three month periods ended March 31, 2000 and March 31, 1999, respectively. The increases in payroll, office supplies and data processing expenses are attributed to the growth in the number of Bank customers and customer accounts. Other operating expenses in 1999 included a one time charge of $45,894 for asset disposal related to moving from the old main office facility to the new facility in January 1999.

Assets and Liabilities

During the first three months of 2000, total assets increased $2,385,147 or 6.8% when compared to December 31, 1999. The primary growth in assets was in loans with an increase of $2,876,997 or 10.3% since December 31, 1999. Total liabilities increased $2,326,725 or 8.0% when compared to December 31, 1999. Within the deposit area, savings accounts, which include money market accounts, increased 3.2%, interest bearing transaction accounts increased 14.0%, non-interest bearing transaction accounts increased 12.9%, and time deposits increased 8.1%. However, this significant growth rate is a reflection of the fact that the Bank is relatively young, it opened for business on October 18, 1996, and the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate for the next 12 months.

Loans

Balances within the major loan categories as of March 31, 2000 and December 31, 1999 are as follows:

                                            March 31, 2000    December 31, 1999
                                           ---------------    -----------------
Commercial and Industrial                   $  6,032,948      $  5,830,787
Real Estate - Construction                       657,456           404,305
Real Estate - Other                           17,865,399        15,971,529
Installment and consumer credit lines          6,151,352         5,623,537
                                             -----------      ------------
                                            $ 30,707,155      $ 27,830,158
                                             ===========      ============

Allowance for loan loss, December 31, 1999  $    429,049
Provision                                         37,500
Recoveries                                         2,215
Charge-offs                                       73,297
Allowance for loan loss, March 31, 2000     $    395,467
Gross loans outstanding, December 31, 1999   $27,830,158
Gross loans outstanding, March 31, 2000     $ 30,707,155

Allowance for loan losses to loans outstanding, December 31, 1999    1.54%
                                                                     -----

Allowance for loan losses to loans outstanding,  March 31, 2000      1.29%
                                                                     -----

------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition (continued)
-------------------------------------------------------------------------------

Deposits

Balances within the major deposit categories as of March 31, 2000 and December 31, 1999 are as follows:

                                            March 31, 2000     December 31, 1999
                                            --------------     -----------------

Non-interest bearing demand deposits        $  5,154,212        $  4,565,052
Interest bearing demand deposits               4,974,013           4,362,742
Savings deposits                               4,267,876           4,136,103
Time deposit $100,000 and over                 2,888,027           3,334,148
Other Time Deposits                           12,433,604          10,836,919
                                              ----------          ----------
                                            $ 29,717,732        $ 27,234,964
                                              ==========          ==========


Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was 98% at March 31, 2000 and 96% at December 31, 1999.

Capital Resources

Total shareholders' equity increased $58,422 to $6,066,244 at March 31, 2000. The increase is attributable to income for the period.

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

The following table summarizes the Company's risk-based capital at March 31, 2000 (in thousands):

Shareholders' equity                                 $        6,066
Less: intangibles                                                29
                                                              -----
Tier 1 capital                                       $        6,037
                                                              =====

Plus: allowance for loan losses (1)                             377
                                                              -----
Total Capital                                        $        6,414
                                                              =====

Risk-Weighted assets                                 $       30,132

Risk based capital ratios
         Tier 1                                               19.84%
         Total capital                                        21.09%
         Leverage ratio                                       16.10%

(1) limited to 1.25% of risk-weighted assets

------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition (continued)
-------------------------------------------------------------------------------

THE YEAR 2000

Like many financial institutions, we rely upon computers for conducting our business and for information systems processing. Industry experts were concerned that on January 1, 2000, some computers would not be able to interpret the new year properly, causing computer malfunctions. While we have not experienced any material computer malfunctions to date, there remains a risk that our computers will be unable to read or interpret data on Year 2000-sensitive dates, including October 10, 2000. Our regulators have issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and executed a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We generally rely on software and hardware developed by independent third parties for our information systems. We believe that our internal systems and software, including our network connections, are programmed to comply with Year 2000 requirements, although there is a risk they may not be. We incurred approximately $40,000 in expenses in 1999 to implement our Year 2000 plan. Under our plan, we are continuing to monitor the situation throughout 2000. Based on information currently available, we believe that we will not incur significant additional expenses in connection with the Year 2000 issue.

The Year 2000 issue may also negatively affect the business of our customers, but to date we are not aware of any material Year 2000 issues affecting them. We include Year 2000 readiness in our lending criteria to minimize risk. However, this will not eliminate the issue, and any financial difficulties that our customers experience caused by Year 2000 issues could impair their ability to repay loans to us.

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

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not Applicable

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

         (a) Exhibits -  None.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FNB BANCSHARES, INC.
                                     (Registrant)

Date:    May 5, 2000                 By: /s/ V. Stephen Moss
                                         ---------------------------------------
                                         V. Stephen Moss

                                         President and Chief Executive Officer

                                     By: /s/ John W. Hobbs
                                         --------------------------------------
                                         John W. Hobbs

                                         Principal Accounting and Chief
                                          Financial Officer