Form 10QSB
period 2000-06-30
FNB BANCSHARES INC /SC/
filed 2000-07-27
CIK 1009162

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

                                (864) 488 - 2265

                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 616,338 shares of common stock, par value $.01 per share, were issued and outstanding as of July 31, 2000.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       --     --

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              FNB Bancshares, Inc.
                           Consolidated Balance Sheets

Assets                                                          June 30, 2000          December 31, 1999
------                                                          -------------          -----------------
                                                                 (Unaudited)               (Audited)

Cash and Cash Equivalents:
               Cash and due from Banks                           $   2,445,175             $   1,512,403
         Federal Funds Sold                                          3,080,000                   400,000
                                                                 -------------             -------------
                                                                     5,525,175                 1,912,403

Securities:
         Securities held to maturity (estimated market
         value of $2,316,047 in 2000 and $2,318,372 in
         1999)                                                       2,349,464                 2,349,326
Nonmarketable equity securities                                        100,000                    83,700

Loans Receivable                                                    33,102,823                27,830,158
         Less Allowance for loan loss                                 (424,105)                 (429,049)
                                                                 --------------            --------------
                  Loans, net                                        32,678,718                27,401,109

Premises and equipment                                               2,381,547                 2,213,812
Accrued Interest Receivable                                            252,066                   207,676
Other Assets                                                           412,390                 1,027,530
                                                                 -------------             -------------
                  Total Assets                                   $  43,699,360             $  35,195,556
                                                                 =============             =============

Liabilities
Deposits:

         Non-interest bearing transaction accounts               $   7,764,148             $   4,565,052
         Interest bearing transaction accounts                       5,302,174                 4,362,742
         Savings                                                     4,712,014                 4,136,103
         Time deposits $100,000 and over                             3,056,422                 3,334,148
         Other time deposits                                        13,816,820                10,836,919
                                                                 -------------             -------------
                                                                    34,651,578                27,234,964

Advances from the Federal Home Loan Bank                             2,000,000                 1,000,000
Federal Funds Purchased                                                      0                         0
Securities sold under agreements to repurchase                         702,270                   746,181
Accrued Interest Payable                                                67,905                    49,745
Other Liabilities                                                      146,585                   156,844
                                                                 -------------             -------------
         Total Liabilities                                          37,568,338                29,187,734
                                                                 -------------             -------------

Stockholders' Equity

Preferred  stock,  $.01 par value;  10,000,000  shares  authorized  and unissued
Common Stock, $.01 par value; 10,000,000 shares

authorized; 616,338 shares issued                                        6,163                     6,163
Capital surplus                                                      6,112,318                 6,112,318
Retained earnings (deficit)                                             12,541                  (110,659)
                                                                 -------------             --------------
Total Stockholders' equity                                           6,131,022                 6,007,822
                                                                 -------------             -------------
Total Liabilities and Stockholders' equity                       $  43,699,360             $  35,195,556
                                                                 =============             =============

See Accompanying Notes to Financial Statements


PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

                                            FNB Bancshares, Inc.
                                     Consolidated Statements of Income
                                     For the three months ended June 30
                                                (Unaudited)

                                                                          2000                  1999
                                                                          ----                  ----
Interest Income

         Loans, including fees                                         $   777,835           $   575,072
         Investment securities, taxable                                     33,564                32,472
         Federal funds sold                                                 18,287                34,556
                                                                       -----------           -----------
                  Total Interest Income                                    829,686               642,100
                                                                       -----------           -----------

Interest Expense

         Time deposits $100,000 and over                                    42,374                44,517
         Other deposits                                                    248,126               178,714
         Federal Funds Purchased                                               222                     0
         Advances from FHLB                                                 19,231                     0
         Securities sold under agreement to repurchase                       6,027                 6,498
                                                                       -----------           -----------
                  Total Interest Expense                                   315,980               229,729
                                                                       -----------           -----------

Net Interest Income                                                        513,706               412,371
         Provision for loan loss                                            37,500                47,750
                                                                       -----------           -----------
Net interest income after provision for loan losses                        476,206               364,621
                                                                       -----------           -----------

Other income

         Service charges on deposit accounts                                 9,716                 9,068
         Sold Loan Fees                                                      8,289                 9,682
         NSF/Overdraft Fees                                                 51,483                33,932
         Other service charges, commissions and fees                        22,514                15,741
                                                                       -----------           -----------
                                                                            92,002                68,423
                                                                       -----------           -----------
Other Expense

         Salaries and employee benefits                                    227,824               192,675
         Occupancy Expense                                                  36,721                33,354
         Furniture and equipment                                            39,452                35,656
         Disposal of Assets                                                      0                     0
         Office supplies                                                    12,431                10,927
         Data Processing                                                    38,479                34,006
         Other operating expense                                           112,058                89,788
                                                                       -----------           -----------
                                                                           466,965               396,406
                                                                       -----------           -----------

Income before taxes                                                        101,243                36,638
Income tax expense                                                          36,464                12,650
                                                                       -----------           -----------
Net Income                                                             $    64,779           $    23,988
                                                                       ===========           ===========

Per Share

         Average shares outstanding                                        616,338               616,338
         Net income                                                            .11                   .04


See Accompanying Notes to Financial Statements


PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

                                            FNB Bancshares, Inc.
                                     Consolidated Statements of Income
                                      For the six months ended June 30

                                                (Unaudited)

                                                                          2000                  1999
                                                                          ----                  ----
Interest Income

         Loans, including fees                                         $ 1,484,511           $ 1,089,840
         Investment securities, taxable                                     67,537                63,980
         Federal funds sold                                                 32,847                61,148
                                                                      ------------           -----------
                  Total Interest Income                                  1,584,895             1,214,968
                                                                      ------------           -----------

Interest Expense

         Time deposits $100,000 and over                                    83,679                84,144
         Other deposits                                                    457,012               337,319
         Federal Funds Purchased
                                                                               802                     0
         Advances from FHLB                                                 31,259                     0
         Securities sold under agreement to repurchase                      13,239                11,028
                                                                       -----------           -----------
                  Total Interest Expense                                   585,991               432,491
                                                                       -----------           -----------

Net Interest Income                                                        998,904               782,477
         Provision for loan loss                                            75,000                86,750
                                                                       -----------           -----------
Net interest income after provision for loan losses                        923,904               695,727
                                                                       -----------           -----------
Other income

         Service charges on deposit accounts                                19,528                16,365
         Sold Loan Fees                                                     11,815                67,933
         NSF/Overdraft Fees                                                 90,535                63,134
         Other service charges, commissions and fees                        57,300                33,288
                                                                       -----------           -----------
                                                                           179,178               180,720
                                                                       -----------           -----------
Other Expense

         Salaries and employee benefits                                    442,643               386,186
         Occupancy Expense                                                  71,298                65,190
         Furniture and equipment                                            77,856                71,187
         Disposal of Assets                                                      0                45,894
              Office Supplies                                               26,565                23,587
         Data Processing                                                    77,749                67,552
         Other operating expense                                           215,305               179,378
                                                                       -----------           -----------
                                                                           911,416               838,974
                                                                       -----------           -----------

Income before taxes                                                        191,666                37,473
Income tax expense                                                          68,466                12,720
                                                                       -----------           -----------
Net Income                                                             $   123,200           $    24,753
                                                                        ==========            ==========

Per Share

         Average shares outstanding                                        616,338               616,338
         Net income                                                            .20                   .04


See Accompanying Notes to Financial Statements


PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

                              FNB Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                       For the three months ended June 30
                                   (Unaudited)

                                                    2000                      1999
                                                    ----                      ----
Net Income                                       $    64,779              $    23,988
Other comprehensive income, net of tax                     0                        0
Total other comprehensive income                           0                        0
                                                 -----------              -----------
Comprehensive income                             $    64,779              $    23,988
                                                 ===========              ===========




See Accompanying Notes to Financial Statements


PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

                              FNB Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                        For the six months ended June 30
                                   (Unaudited)

                                                   2000                      1999
                                                   ----                      ----
Net Income                                      $   123,200              $    24,753
Other comprehensive income, net of tax                    0                        0
Total other comprehensive income                          0                        0
                                                -----------              -----------
Comprehensive income                            $   123,200              $    24,753
                                                ===========              ===========







See Accompanying Notes to Financial Statements



PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

                              FNB Bancshares, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                       for the period ended June 30, 2000

                                   (Unaudited)

                                                                                   Retained
                                            Common Stock            Capital        Earnings
                                        Shares        Amount        Surplus        (Deficit)       Total
                                        ------        ------        -------        ---------       -----
Balance, December 31, 1999              616,338    $   6,163    $  6,112,318     $   (110,659)  $6,007,822

Net income                                    0            0               0          123,200      123,200
                                      ---------    ---------    ------------     ------------   ----------
Balance, June 30, 2000                  616,338    $   6,163    $  6,112,318     $     12,541   $6,131,022
                                      =========    =========    ============     ============   ==========




See Accompanying Notes to Financial Statements



PART I - FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

                              FNB Bancshares, Inc.
                       Unaudited Statements of Cash Flows
                           From December 31 to June 30

                                                                        2000                   1999
                                                                        ----                   ----
Cash flows from operating activities:
Net income                                                          $    123,200            $     24,753

Adjustments to reconcile net income to net cash provided by
operating activities
         Provision for loan losses                                        75,000                  86,750
         Depreciation                                                     87,448                  85,912
         Accretion and premium amortization                                 (138)                    502
         Increase in interest receivable                                 (44,390)                (50,681)
         Increase (decrease) in interest payable                          18,160                  (9,759)
         (Increase) decrease in other assets                             615,140                  28,414
         Increase (decrease) in other liabilities                        (10,259)                (50,600)
                                                                    ------------            ------------
                  Net cash provided by operating activities              864,161                 115,291

Cash flows from investing activities:

         Purchase securities held to maturity                            (16,300)             (1,562,602)
         Maturity of securities held to maturity                               0               1,150,000
         Maturity of Time Deposits                                             0                 500,000
         Net increase in loans made to customers                      (5,352,608)             (5,804,885)
         Net increase in premises and equipment                         (255,184)               (460,240)
                                                                    ------------            ------------
                  Net cash used by investing activities               (5,624,092)             (6,177,727)

Cash flows from financing activities:

         Net increase in demand deposits, interest bearing
         transaction accounts and savings accounts                     4,714,439               5,067,449
         Net increase in time deposits                                 2,702,175               1,206,025
         Increase in FHLB Advances                                     1,000,000                       0
         Net increase (decrease) in Repurchase Agreements
                                                                         (43,911)               (669,543)
                                                                    ------------            ------------
                  Net cash provided by financing activities            8,372,703               5,603,931
                                                                    ------------            ------------

Net Increase (decrease) in cash and cash equivalents                   3,612,772                (458,505)
                                                                    ------------            ------------

Cash and cash equivalents, beginning of period                         1,912,403               3,367,765
                                                                    ------------            ------------

Cash and cash equivalents, end of period                            $  5,525,175            $  2,909,260
                                                                    ============            ============




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

Item 2. Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of June 30, 2000 compared to December 31, 1999, and the results of operations for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 as well as the six months ended June 30, 2000 compared to the six months ended June 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Results of Operations for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999:

Net Interest Income

Net interest income for the three month period ended June 30, 2000 was $513,706, compared to $412,371 for the three month period ended June 30, 1999. Net interest income for the six month period ended June 30, 2000 was $998,904, compared to $782,477 for the six month period ended June 30, 1999. The interest rate spread was 4.31% at June 30, 2000 and 4.30% at June 30, 1999. The increased income is primarily attributed to growth in the loan portfolio, as the amount of total loans increased to $33.1 million at June 30, 2000 as compared to $26.1 million at June 30, 1999. The largest component of interest income was interest on loans, which increased to $777,835 for the three months ended June 30, 2000 as compared to $575,072 for the three months ended June 30, 1999, and $1,484,511 for the six months ended June 30, 2000 as compared to $1,089,840 for the six months ended June 30, 1999. These increases were primarily attributable to growth in the Bank's loan portfolio. Interest on investment securities increased to $33,564 for the three months ended June 30, 2000 as compared to $32,472 for the three months ended June 30, 1999, and to $67,537 for the six months ended June 30, 2000 as compared to $63,980 for the six months ended June 30, 1999. This increase is due primarily to growth in the investment portfolio from $2,199,291 at June 30, 1999 to $2,349,464 at June 30, 2000. The increases in interest income were partially offset by increases in interest expense to $315,980 for the three months ended June 30, 2000 as compared to $229,729 for the three months ended June 30, 1999, and to $585,991 for the six months ended June 30, 2000 as compared to $432,491 for the six months ended June 30, 1999.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended June 30, 2000, the provision charged to expense was $37,500 compared to $47,750 charged to expense for the three months ended June 30, 1999. For the six months ended June 30, 2000, the provision charged to expense was $75,000 compared to $86,750 charged to expense for the six months ended June 30, 1999. The loan loss reserve was $424,105 as of June 30, 2000, or 1.28% of gross loans as compared to $429,049 as of December 31, 1999, or 1.54% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income

Non-interest income for the three months ended June 30, 2000 was $92,002 as compared to $68,423 for the three months ended June 30, 1999. Non-interest income for the six months ended June 30, 2000 was $179,178 as compared to $180,720 for the six months ended June 30, 1999. Of the amount for three months ended June 30, 2000; $9,716 was a result of deposit account service charges, and account maintenance fees; $51,483 was a result of NSF and overdraft fees; $22,514 was other miscellaneous service charges, and $8,289 was due to sold loan fees. Of the amount for six months ended June 30, 2000; $19,528 was a result of deposit account service charges, and account maintenance fees; $90,535 was a result of NSF and overdraft fees; $57,300 was other miscellaneous service charges, and $11,815 was due to sold loan fees. Of the sold loan fees in 1999, $44,250 was due to the sale of one large commercial loan. With the exception of the large commercial loan sale in 1999, the increase in the other fees is attributed to overall growth of the deposit portfolio.

Non-Interest Expense

Non-Interest Expense for the three month period ended June 30, 2000 was $466,965 as compared to $396,406 for the three month period ended June 30, 1999. Salaries and employee benefits comprise $227,824 and $192,675 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $43,952 and $44,235 for the three month periods ended June 30, 2000 and June 30, 1999, respectively. The decrease in depreciation is due to a fluctuating level of the depreciable asset base which is a result of additions as well as the removal of some original bank equipment that has reached the end of its depreciable life during the period. Office Supplies accounted for $12,431 and $10,927 for the three month periods ended June 30, 2000 and June 30, 1999, respectively. Data Processing accounted for $38,479 and $34,006 for the three month periods ended June 30, 2000 and June 30, 1999, respectively. The increases in payroll, office supplies and data processing expenses are attributed to the growth in the number of Bank customers and customer accounts.

Non-Interest Expense for the six month period ended June 30, 2000 was $911,416 as compared to $838,974 for the six month period ended June 30, 1999. Salaries and employee benefits comprise $442,643 and $386,186 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $87,448 and $85,912 for the six month periods ended June 30, 2000 and June 30, 1999, respectively. The slight increase in depreciation is due to a fluctuating level of the depreciable asset base which is a result of additions as well as the removal of some original bank equipment that has reached the end of its depreciable life during the period. Office Supplies accounted for $26,565 and $23,587 for the six month periods ended June 30, 2000 and June 30, 1999, respectively. Data Processing accounted for $77,749 and $67,552 for the six month periods ended June 30, 2000 and June 30, 1999, respectively. The increases in payroll, office supplies and data processing expenses are attributed to the growth in the number of Bank customers and customer accounts. Other operating expenses in 1999 included a one time charge of $45,894 for asset disposal related to moving from the old main office facility to the new facility in January 1999.

Income Taxes

The income tax provision for the six months ended June 30, 2000 was $68,466 as compared to $12,720 for the same period in 1999. The effective tax rate was 36% at June 30, 2000 and 34% at June 30, 1999. The effective tax rate was 36% for the quarter ended June 30, 2000 and 35% June 30, 1999.

Assets and Liabilities

During the first six months of 2000, total assets increased $8,503,804 or 24.2% when compared to December 31, 1999. The primary growth in assets was in loans with an increase of $5,272,665 or 18.9% since December 31, 1999. Total liabilities increased $8,380,604 or 28.7% when compared to December 31, 1999. Within the deposit area, savings accounts, which include money market accounts, increased 13.9%, interest bearing transaction accounts increased 21.5%, non-interest bearing transaction accounts increased 70.1%, and time deposits increased 19.1%. However, this significant growth rate is a reflection of the fact that the Bank is relatively young, it opened for business on October 18, 1996, and the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate for the next 12 months.


Loans

Balances within the major loan categories as of June 30, 2000 and December 31, 1999 are as follows:

                                                                             June 30, 2000      December 31, 1999
                                                                             -------------      -----------------
Commercial and Industrial                                                   $     6,540,665           $ 5,830,787
Real Estate - Construction                                                        1,041,126               404,305
Real Estate - Other                                                              19,126,524            15,971,529
Installment and consumer credit lines                                             6,394,508             5,623,537
                                                                                  ---------             ---------
                                                                             $   33,102,823          $ 27,830,158
                                                                             ==============           ===========

Allowance for loan loss, December 31, 1999                                   $      429,049
Provision                                                                            75,000
Recoveries                                                                            3,931
Charge-offs                                                                          83,875
Allowance for loan loss, June 30, 2000                                       $      424,105
                                                                             --------------
Gross loans outstanding, December 31, 1999                                      $27,830,158
                                                                             --------------
Gross loans outstanding, June 30, 2000                                          $33,102,823
Nonaccrual Loans, June 30, 2000                                                    $134,794
Allowance for loan losses to loans outstanding, December 31, 1999                                           1.54%
                                                                                                            -----
Allowance for loan losses to loans outstanding, June 30, 2000
                                                                                                            1.28%
                                                                                                            ----

Deposits

Balances within the major deposit categories as of June 30, 2000 and December 31, 1999 are as follows:

                                        June 30, 2000        December 31, 1999
                                        -------------        -----------------
Non-interest bearing demand deposits     $ 7,764,148            $ 4,565,052
Interest bearing demand deposits           5,302,174              4,362,742
Savings deposits                           4,712,014              4,136,103
Time deposit $100,000 and over             3,056,422              3,334,148
Other Time Deposits                       13,816,820             10,836,919
                                          ----------             ----------
                                         $34,651,578            $27,234,964
                                          ==========             ==========


Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was 89% at June 30, 2000 and 96% at December 31, 1999.

Capital Resources

Total shareholders' equity increased $123,200 to $6,131,022 at June 30, 2000. The increase is attributable to income for the period.

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

The following table summarizes the Company's risk-based capital at June 30, 2000 (in thousands):

Shareholders' equity                                        $     6,131
Less: intangibles                                                    19
                                                                     --
Tier 1 capital                                              $     6,112

Plus: allowance for loan losses (1)                                 411
                                                                    ---
Total Capital                                               $     6,523

Risk-Weighted assets                                        $    32,903

Risk based capital ratios
         Tier 1                                                   18.58
         Total capital                                            19.83
         Leverage ratio                                           15.43
(1) limited to 1.25% of risk-weighted assets

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

Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The annual meeting of shareholders was held on April 25, 2000 for which there was only one matter submitted to a vote of security holders.

1. The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Barry L. Hamrick and Harold D. Pennington Jr. The current Class II directors are Richard D. Gardner, Harold D. Pennington, Sr., and Heyward W. Porter. The current Class III directors are Haskell D. Mallory, Bill H. Mason, and V. Stephen Moss. The current terms of the Class II directors expired at this year's annual meeting held April 25, 2000 therefore leaving the Class II directors up for reelection. There were 330,676 votes for the reelection of Richard D. Gardner, 0 votes withheld, and 1,000 votes against Mr. Gardner's reelection. There were 330,676 votes for the reelection of Harold D. Pennington, Sr., 0 votes withheld, and 1,000 votes against Mr. Pennington, Sr.'s reelection. There were 330,676 votes for the reelection of Heyward W. Porter, 0 votes withheld, and 1,000 votes against Mr. Porter's reelection. The terms of the Class III directors will expire at the 2001 Annual Shareholders Meeting, and the terms of the Class I directors will expire at the 2002 Annual Shareholders Meeting.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

         (a) Exhibits -  None.
         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FNB BANCSHARES, INC.
                             (Registrant)

Date:    July 25, 2000       By:      /s/ V. Stephen Moss
                                      ------------------------------------------
                                      V. Stephen Moss
                                      President and Chief Executive Officer


                             By:      /s/ John W. Hobbs
                                      ------------------------------------------
                                      John W. Hobbs
                                      Principal Accounting and Chief
                                      Financial Officer