Form 10QSB/A
period 2000-06-30
FNB BANCSHARES INC /SC/
filed 2000-08-03
CIK 1009162

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

__ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-1546
                -----------------------------------------------
                              FNB Bancshares, Inc.

        (Exact Name of Small Business Issuer as Specified in its Charter)

           South Carolina                        57-1033165
          ---------------                        ----------
     (State of Incorporation)          (I.R.S. Employer Identification No.)


                 P.O.Box 1539, Gaffney, South Carolina 29342
       -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (864) 488 - 2265
            -------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                ---------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         There were 616,338 shares of common stock, par value $.01 per share issued and outstanding as of July 31, 2000.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       --    --


This filing is being made to include the Review by Certified Independent Public Accountants which was inadvetantly omitted in the original filing.

               Review by Independent Certified Public Accountants

Tourville, Simpson and Caskey, L.L.P., the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
FNB Bancshares, Inc.
Gaffney, South Carolina

We have reviewed the accompanying condensed consolidated balance sheet of FNB Bancshares, Inc. and subsidiary (the Company) as of June 30, 2000, the related condensed consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999, the related condensed consolidated statement of changes in shareholders' equity and comprehensive income for the six month period ended June 30, 2000, and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and, in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                      TOURVILLE, SIMPSON AND CASKEY, L.L.P.

Columbia, South Carolina
August 2, 2000

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FNB BANCSHARES, INC.
                                  (Registrant)

Date:    August 3, 2000           By:        /s/ V. Stephen Moss
                                           -------------------------------------
                                           V. Stephen Moss
                                           President and Chief Executive Officer

                                  By:        /s/ John W. Hobbs
                                           -------------------------------------
                                           John W. Hobbs
                                           Principal Accounting and Chief
                                              Financial Officer