Form 10QSB
period 2000-09-30
FNB BANCSHARES INC /SC/
filed 2000-11-08
CIK 1009162

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

___Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-1546

                              FNB Bancshares, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

        South Carolina                                 57-1033165
       ---------------                                 ----------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

                   P.O.Box 1539, Gaffney, South Carolina 29342
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                (864) 488 - 2265
                             ----------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                             ---------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 616,338 shares of common stock, par value $.01 per share, were issued and outstanding as of October 31, 2000.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       --     --

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            FNB BANCSHARES, INC.
                                        CONSOLIDATED BALANCE SHEETS

ASSETS                                                       SEPTEMBER 30, 2000        DECEMBER 31, 1999
------
                                                                 (UNAUDITED)               (AUDITED)
                                                                  ---------                 -------
Cash and Cash Equivalents:
               Cash and due from Banks                           $   1,272,412             $   1,512,403
         Federal Funds Sold                                          3,330,000                   400,000
                                                                 -------------             -------------
                                                                     4,602,412                 1,912,403

Securities:
         Securities held to maturity (estimated market
         value of $2,329,468 in 2000 and $2,318,372 in
         1999)                                                       2,349,558                 2,349,326
Nonmarketable equity securities                                        100,000                    83,700

Loans Receivable                                                    33,758,941                27,830,158
         Less Allowance for loan loss                              (   460,110)                 (429,049)
                                                                 --------------            -------------
                  Loans, net                                        33,298,831                27,401,109

Premises and equipment                                               2,374,991                 2,213,812

Accrued Interest Receivable                                            263,761                   207,676

Other Assets                                                           408,611                 1,027,530
                                                                 -------------             -------------
                  Total Assets                                   $  43,398,164             $  35,195,556
                                                                 =============             =============

LIABILITIES
Deposits:

         Non-interest bearing transaction accounts               $   5,162,344             $   4,565,052
         Interest bearing transaction accounts                       5,661,346                 4,362,742
         Savings                                                     5,158,331                 4,136,103
              Time deposits $100,000 and over                        4,419,090                 3,334,148
         Other time deposits                                        15,353,187                10,836,919
                                                                 -------------             -------------
                                                                    35,754,298                27,234,964

Advances from the Federal Home Loan Bank                             1,000,000                 1,000,000
Federal Funds Purchased                                                      0                         0
Securities sold under agreements to repurchase                         210,165                   746,181
Accrued Interest Payable                                                66,212                    49,745
Other Liabilities                                                      147,354                   156,844
                                                                 -------------             -------------
         Total Liabilities                                          37,178,029                29,187,734
                                                                 -------------             -------------

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 10,000,000 shares authorized and unissued
Common Stock, $.01 par value; 10,000,000 shares

authorized; 616,338 shares issued                                        6,163                     6,163
Capital surplus                                                      6,112,318                 6,112,318
Retained earnings (deficit)                                            101,654                  (110,659)
                                                                 -------------             --------------
Total Stockholders' equity                                           6,220,135                 6,007,822
                                                                 -------------             -------------
Total Liabilities and Stockholders' equity                       $  43,398,164             $  35,195,556
                                                                 =============             =============

See Accompanying Notes to Financial Statements


                                            FNB BANCSHARES, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                                (UNAUDITED)

                                                                          2000                  1999
                                                                          ----                  ----

INTEREST INCOME
         Loans, including fees                                         $   842,879           $   647,949
         Investment securities, taxable                                     34,056                33,792
         Federal funds sold                                                 56,617                26,845
                                                                       -----------           -----------
                  Total Interest Income                                    933,552               708,586
                                                                       -----------           -----------

INTEREST EXPENSE
         Time deposits $100,000 and over                                    56,271                47,668
         Other deposits                                                    301,584               196,063
         Federal Funds Purchased                                                 0                     0
         Advances from FHLB                                                 30,836                     0
         Securities sold under agreement to repurchase                       6,049                 5,394
                                                                         ---------           -----------

                  Total Interest Expense                                   394,740               249,125
                                                                         ---------           -----------

NET INTEREST INCOME                                                        538,812               459,461
         Provision for loan loss                                            37,500                25,000
                                                                       -----------           -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        501,312               434,461
                                                                       -----------           -----------

OTHER INCOME
         Service charges on deposit accounts                                 7,655                 9,069
         Sold Loan Fees                                                      3,277                 5,154
         NSF/Overdraft Fees                                                 59,567                36,774
         Other service charges, commissions and fees                        22,021                14,600
                                                                       -----------           -----------
                                                                            92,520                65,597
                                                                       -----------           -----------
OTHER EXPENSE
         Salaries and employee benefits                                    227,048               196,526
         Occupancy Expense                                                  37,082                34,158
         Furniture and equipment                                            39,772                37,353
         Disposal of Assets                                                      0                     0
         Office Supplies                                                     8,540                10,681
         Data Processing                                                    36,107                33,927
         Other operating expense                                           106,017                90,322
                                                                       -----------           -----------
                                                                           454,566               402,967
                                                                       -----------           -----------

INCOME BEFORE TAXES                                                        139,266                97,091
INCOME TAX EXPENSE                                                          50,153                33,010
                                                                       -----------           -----------
NET INCOME                                                             $    89,113           $    64,081
                                                                       ===========           ===========
PER SHARE
         Average shares outstanding                                        616,338               616,338
         Net income                                                            .14                   .10


See Accompanying Notes to Financial Statements


                                            FNB BANCSHARES, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                (UNAUDITED)

                                                                          2000                  1999
                                                                          ----                  ----

INTEREST INCOME
         Loans, including fees                                            $ 2,327,389           $ 1,737,789
         Investment securities, taxable                                       101,593                97,772
         Federal funds sold                                                    89,464                87,993
                                                                         ------------           -----------
                  Total Interest Income                                     2,518,446             1,923,554
                                                                         ------------           -----------

INTEREST EXPENSE

         Time deposits $100,000 and over                                      139,951               131,812
         Other deposits                                                       758,597               533,386
         Federal Funds Purchased                                                  802                     0
         Advances from FHLB                                                    62,095                     0
         Securities sold under agreement to repurchase                         19,287                16,418
                                                                         ------------           -----------
                  Total Interest Expense                                      980,732               681,616
                                                                         ------------           -----------

NET INTEREST INCOME                                                         1,537,714             1,241,938
         Provision for loan loss                                              112,500               111,750
                                                                        -------------           -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         1,425,214             1,130,188
                                                                        -------------           -----------
OTHER INCOME

         Service charges on deposit accounts                                   27,183                25,435
         Sold Loan Fees                                                        15,093                73,087
         NSF/Overdraft Fees                                                   150,102               101,476
         Other service charges, commissions and fees                           79,322                46,320
                                                                        -------------           -----------
                                                                              271,700               246,318
                                                                        -------------           -----------
OTHER EXPENSE

         Salaries and employee benefits                                       669,691               582,712
         Occupancy Expense                                                    108,380                99,347
         Furniture and equipment                                              117,628               108,540
         Disposal of Assets                                                         0                45,894
        Office Supplies                                                        35,105                34,265
         Data Processing                                                      113,856               101,476
         Other operating expense                                              321,322               269,708
                                                                        -------------           -----------
                                                                            1,365,982             1,241,942
                                                                        -------------           -----------

INCOME BEFORE TAXES                                                           330,932               134,564

INCOME TAX EXPENSE                                                            118,619                45,730
                                                                        -------------           -----------
NET INCOME                                                              $     212,313           $    88,834
                                                                        =============           ===========

PER SHARE

         Average shares outstanding                                           616,338               616,338
         Net income                                                               .34                   .14


See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)



                                                 2000               1999
                                                 ----               ----
NET INCOME                                    $    89,113       $    64,081
Other comprehensive income, net of tax                  0                 0

Total other comprehensive income                        0                 0
                                              -----------       -----------

Comprehensive income                          $    89,113       $    64,081
                                              ===========       ===========





See Accompanying Notes to Financial Statements

                              FNB BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)



                                               2000                   1999
                                               ----                   ----

NET INCOME                                  $   212,313           $    88,834
Other comprehensive income, net of tax                0                     0

Total other comprehensive income                      0                     0
                                            -----------           -----------

Comprehensive income                        $   212,313           $    88,834
                                            ===========           ===========



See Accompanying Notes to Financial Statements


                              FNB BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                            Common Stock                         Retained
                                            ------------        Capital          Earnings
                                      Shares       Amount       Surplus          (Deficit)         Total
                                      ------       ------       ------           ---------         -----

BALANCE, DECEMBER 31, 1999              616,338    $   6,163    $  6,112,318     $   (110,659)  $ 6,007,822

Net income                                     0           0               0          212,313       212,313
                                      ----------   ---------    ------------     -------------  -----------
BALANCE, SEPTEMBER 30, 2000             616,338    $   6,163    $  6,112,318     $    101,654   $ 6,220,135
                                      ==========   ==========   ============     =============  ===========





See Accompanying Notes to Financial Statements


                              FNB BANCSHARES, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                        FROM DECEMBER 31 TO SEPTEMBER 30

                                                                        2000                   1999
                                                                        ----                   ----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $    212,313            $    88,834

Adjustments to reconcile net income to net cash provided by
operating activities
         Provision for loan losses                                       112,500                111,750
         Depreciation                                                    131,664                130,922
         Accretion and premium amortization                                ( 232)                   489
         Increase in interest receivable                                ( 56,085)               (61,220)
         Increase (decrease) in interest payable                          16,467                   (981)


         (Increase) decrease in other assets                             618,919                (24,799)
         Increase (decrease) in other liabilities                         (9,490)               (27,218)
                                                                    ------------          --------------
                  Net cash provided by operating activities            1,026,056                 217,777

CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchase securities held to maturity                            (16,300)            ( 1,912,602)
         Maturity of securities held to maturity                               0               1,350,000
         Maturity of Time Deposits                                             0                 500,000
         Net increase in loans made to customers                      (6,010,222)             (7,216,341)
         Net increase in premises and equipment                         (292,843)               (513,877)
                                                                    ------------          --------------
                  Net cash used by investing activities               (6,319,365)             (7,792,820)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Net increase in demand deposits, interest bearing             2,918,124               5,375,123
         transaction accounts and savings accounts
         Net increase in time deposits                                 5,601,210               2,706,128
         Increase in FHLB Advances                                                                     0
         Net increase (decrease) in Repurchase Agreements
                                                                        (536,016)               (660,419)
                                                                    ------------          --------------
                  Net cash provided by financing activities            7,983,318               7,420,832
                                                                    ------------          --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   2,690,009                (154,211)
                                                                    ------------          --------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,912,403               3,367,765
                                                                    ------------          --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  4,602,412            $  3,213,554
                                                                    ============          ==============




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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of September 30, 2000 compared to December 31, 1999, and the results of operations for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 as well as the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1999:

Net Interest Income

Net interest income for the three month period ended September 30, 2000 was $538,812, compared to $459,461 for the three month period ended September 30, 1999. Net interest income for the nine month period ended September 30, 2000 was $1,537,714, compared to $1,241,938 for the nine month period ended September 30, 1999. The interest rate spread was 3.83% at September 30, 2000 and 4.67% at September 30, 1999. The increased income is primarily attributed to growth in the loan portfolio, as the amount of total loans increased to $33.8 million at September 30, 2000 as compared to $27.8 million at September 30, 1999. The largest component of interest income was interest on loans, which increased to $842,879 for the three months ended September 30, 2000 as compared to $647,949 for the three months ended September 30, 1999, and $2,327,389 for the nine months ended September 30, 2000 as compared to $1,737,789 for the nine months ended September 30, 1999. These increases were primarily attributable to growth in the Bank's loan portfolio. Interest on investment securities increased to $34,056 for the three months ended September 30, 2000 as compared to $33,792 for the three months ended September 30, 1999, and to $101,593 for the nine months ended September 30, 2000 as compared to $97,772 for the nine months ended September 30, 1999. This increase is due primarily to growth in the investment portfolio from $1,799,791 at December 31, 1998 to $2,349,558 at September 30, 2000. The increases in interest income were partially offset by increases in interest expense to $394,740 for the three months ended September 30, 2000 as compared to $249,125 for the three months ended September 30, 1999, and to $980,732 for the nine months ended September 30, 2000 as compared to $681,616 for the nine months ended September 30, 1999.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended September 30, 2000, the provision charged to expense was $37,500 compared to $25,000 charged to expense for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the provision charged to expense was $112,500 compared to $111,750 charged to expense for the nine months ended September 30, 1999. The loan loss reserve was $460,110 as of September 30, 2000, or 1.36% of gross loans as compared to $429,049 as of December 31, 1999, or 1.54% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income

Non-interest income for the three months ended September 30, 2000 was $92,520 as compared to $65,597 for the three months ended September 30, 1999. Non-interest income for the nine months ended September 30, 2000 was $271,700 as compared to $246,318 for the nine months ended September 30, 1999. Of the amount for three months ended September 30, 2000; $7,655 was a result of deposit account service charges, and account maintenance fees; $59,567 was a result of NSF and overdraft fees; $22,021 was other miscellaneous service charges, and $3,277 was due to sold loan fees. Of the amount for nine months ended September 30, 2000; $27,183 was a result of deposit account service charges, and account maintenance fees; $150,102 was a result of NSF and overdraft fees; $79,322 was other miscellaneous service charges, and $15,093 was due to sold loan fees. Of the sold loan fees in 1999, $44,250 was due to the sale of one large commercial loan. With the exception of the large commercial loan sale in 1999, the increase in the other fees is attributed to overall growth of the deposit portfolio.

Non-Interest Expense

Non-Interest Expense for the three month period ended September 30, 2000 was $454,566 as compared to $402,967 for the three month period ended September 30, 1999. Salaries and employee benefits comprise $227,048 and $196,526 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $44,216 and $45,010 for the three month periods ended September 30, 2000 and September 30, 1999, respectively. The decrease in depreciation is due to a fluctuating level of the depreciable asset base which is a result of additions as well as the removal of some original bank equipment that has reached the end of its depreciable life during the period. Office Supplies accounted for $8,540 and $10,681 for the three month periods ended September 30, 2000 and September 30, 1999, respectively. Data Processing accounted for $36,107 and $33,927 for the three month periods ended September 30, 2000 and September 30, 1999, respectively. The increases in payroll, office supplies and data processing expenses are attributed to the growth in the number of Bank customers and customer accounts.

Non-Interest Expense for the nine month period ended September 30, 2000 was $1,365,982 as compared to $1,241,942 for the nine month period ended September 30, 1999. Salaries and employee benefits comprise $669,691 and $582,712 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $131,664 and $130,922 for the nine month periods ended September 30, 2000 and September 30, 1999, respectively. The slight increase in depreciation is due to a fluctuating level of the depreciable asset base which is a result of additions as well as the removal of some original bank equipment that has reached the end of its depreciable life during the period. Office Supplies accounted for $35,105 and $34,265 for the nine month periods ended September 30, 2000 and September 30, 1999, respectively. Data Processing accounted for $113,856 and $101,476 for the nine month periods ended September 30, 2000 and September 30, 1999, respectively. The increases in payroll, office supplies and data processing expenses are attributed to the growth in the number of Bank customers and customer accounts. Other operating expenses in 1999 included a one time charge of $45,894 for asset disposal related to moving from the old main office facility to the new facility in January 1999.

Income Taxes

The income tax provision for the nine months ended September 30, 2000 was $118,619 as compared to $45,730 for the same period in 1999. The effective tax rate was 35.8% at September 30, 2000 and 34.0% at September 30, 1999. The effective tax rate was 36.0% for the quarter ended September 30, 2000 and 34.0% September 30, 1999.

Assets and Liabilities

During the first nine months of 2000, total assets increased $8,202,608 or 23.3% when compared to December 31, 1999. The primary growth in assets was in loans with an increase of $5,928,783 or 21.3% since December 31, 1999. Federal funds sold increased $2,930,000 or 733% since December 31, 1999. This increase is attributed to an increase in deposits in relation to loans. Total liabilities increased $7,990,295 or 27.4% when compared to December 31, 1999. Within the deposit area, savings accounts, which include money market accounts, increased 24.7%, interest bearing transaction accounts increased 29.8%, non-interest bearing transaction accounts increased 13.1%, and time deposits increased 39.5%. However, this significant growth rate is a reflection of the fact that the Bank is relatively young, it opened for business on October 18, 1996, and the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate for the next 12 months.


Loans

Balances within the major loan categories as of September 30, 2000 and December
31, 1999 are as follows:

                                                                        September 30,          December 31,
                                                                              2000                   1999
                                                                              ----                   ----

Commercial and Industrial                                                $  6,416,190                 $ 5,830,787
Real Estate - Construction                                                  1,079,119                     404,305
Real Estate - Other                                                        19,930,039                  15,971,529

Installment and consumer credit lines                                       6,333,593                   5,623,537
                                                                        -------------                ------------
                                                                         $ 33,758,941                 $27,830,158
                                                                        =============                ============

Allowance for loan loss, December 31, 1999                               $    429,049
Provision                                                                     112,500
Recoveries                                                                      8,461
Charge-offs                                                                    89,900
Allowance for loan loss, September 30, 2000                              $    460,110
                                                                         ------------
Gross loans outstanding, December 31, 1999                               $ 27,830,158
                                                                         ------------
Gross loans outstanding, September 30, 2000                              $ 33,758,941
                                                                         ------------
Nonaccrual Loans, September 30, 2000                                         $274,294
Allowance for loan losses to loans outstanding, December 31, 1999                                           1.54%
                                                                                                            -----

Allowance for loan losses to loans outstanding, September 30, 2000                                          1.36%
                                                                                                            -----

Deposits

Balances within the major deposit categories as of September 30, 2000 and December 31, 1999 are as follows:

                                   September 30, 2000       December 31, 1999
                                    -----------------       -----------------

Non-interest bearing demand deposits  $   5,162,344        $  4,565,052
Interest bearing demand deposits          5,661,346           4,362,742
Savings deposits                          5,158,331           4,136,103
Time deposit $100,000 and over            4,419,090           3,334,148
Other Time Deposits                      15,353,187          10,836,919
                                        -----------         -----------
                                      $  35,754,298        $ 27,234,964
                                        ===========         ===========

Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was 91% at September 30, 2000 and 96% at December 31, 1999.

Capital Resources

Total shareholders' equity increased $212,313 to $6,220,135 at September 30, 2000. The increase is attributable to income for the period.

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

The following table summarizes the Company's risk-based capital at September 30, 2000 (in thousands):

Shareholders' equity                                    $ 6,220
Less: intangibles                                            19
                                                          -----
Tier 1 capital                                          $ 6,201

Plus: allowance for loan losses (1)                         415
                                                          -----
Total Capital                                           $ 6,616

Risk-Weighted assets                                    $33,185

Risk based capital ratios
         Tier 1                                           18.68
         Total capital                                    19.93
         Leverage ratio                                   14.37
(1) limited to 1.25% of risk-weighted assets

Management believes that capital should continue to be adequate for the next 12 months.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters to be voted upon by the security holders during the third quarter ended September 30, 2000.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (a) Exhibits -  None.
         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FNB BANCSHARES, INC.

                                         (Registrant)

Date:    November 6, 2000                 By:  /s/ V. Stephen Moss
                                             -----------------------------------
                                                   V. Stephen Moss
                                          President and Chief Executive Officer

                                          By: /s/ John W. Hobbs
                                              ----------------------------------
                                                  John W. Hobbs

                                          Principal Accounting and Chief
                                                Financial Officer