Form 10KSB
period 2000-12-31
FNB BANCSHARES INC /SC/
filed 2001-03-23
CIK 1009162

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

   [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 2000

         OR

   [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

              For the transition period from          to
                                             --------    --------

                          Commission file no. 000-22505

                              FNB BANCSHARES, INC.
                              --------------------
                 (Name of Small Business Issuer in Its Charter)

              South Carolina                              57-1033165
        --------------------------                      --------------
       (State or Other Jurisdiction                    (I.R.S. Employer
     of Incorporation or Organization)               Identification No.)

         217 North Granard Street
          Gaffney, South Carolina                          29341
  ---------------------------------------                ----------
 (Address of Principal Executive Offices)                (Zip Code)

                                 (864) 488-2265
                                 --------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's income for its most recent fiscal year was $281,164. As of March 15, 2001, 616,338 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 1, 2001 was $4,379,380. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $10.00 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

         Transitional Small Business Disclosure Format. (Check one):
Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated by reference in this Form 10-KSB in Part II, Items 6 and 7. The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2001 is incorporated by reference in this Form 10-KSB in Part III, Items 9 through 12.

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

         Loan Approval and Review. The bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit. We have established a management loan committee that must approve to its limit any loan over the President's lending limit. The bank's loan committee approves any loan over the management loan committee authority. We do not make any loans to directors, officers, or employees of the bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with us (excluding consumer loans less than $20,000 which are available at employee rates).

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

COMPETITION

         The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Cherokee County area and elsewhere. As of December 31, 2000, there were four commercial banks (none of which are headquartered in Cherokee County), one savings bank, and one credit union operating in Cherokee County. A number of these competitors are well established in the Cherokee County area. Most of them have substantially greater resources and lending limits than our bank and offer certain services, such as extensive and established branch networks and trust services, that we either do not expect to provide or do not currently provide. As a result of these competitive factors, the bank may have to pay higher rates of interest to attract deposits.

EMPLOYEES

         We have 24 full-time employees as of December 31, 2000.

                           SUPERVISION AND REGULATION

         We are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight of, virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

GRAMM-LEACH-BLILEY ACT

         The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects.

         The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

FNB BANCSHARES, INC.

         Because our holding company, FNB Bancshares, Inc., owns the outstanding capital stock of our bank, our holding company is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

         The Bank Holding Company Act. Under the Bank Holding Company Act, our holding company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the holding company level are limited to:

         -        banking and managing or controlling banks;
         - furnishing services to or performing services for our subsidiaries; and
         - engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

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

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

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

         The Federal Reserve Board imposes certain capital requirements on our holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to capital requirements and certain other restrictions, our holding company is able to borrow money to make a capital contribution to our bank, and these loans may be repaid from dividends paid from our bank to our company. Our ability to pay dividends is subject to regulatory restrictions as described below in "First National Bank of the Carolinas - Dividends." Our holding company is also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, our holding company is expected to act as a source of financial strength to our bank and to commit resources to support our bank in circumstances in which our holding company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank's holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board's approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

FIRST NATIONAL BANK OF THE CAROLINAS

         Our bank, First National Bank of the Carolinas, operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of our bank's operations, including:

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

         The Office of the Comptroller of the Currency requires banks to maintain specified capital ratios and imposes limitations on banks' aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires banks to prepare quarterly reports on their financial condition and to conduct annual audits of their financial affairs in compliance with its minimum standards and procedures.

         Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

         -        internal controls;
         -        information systems and audit systems;
         -        loan documentation;
         -        credit underwriting;
         -        interest rate risk exposure; and
         -        asset quality.

         National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days' prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

         Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Transactions With Affiliates and Insiders. Our bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of our bank's capital and surplus and, as to all affiliates combined, to 20% of the bank 's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         Our bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Our bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either our holding company or our bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         Enforcement Powers. The Financial Institutions Reform, Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

         Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

         Blacksburg Property. We also operate a branch of the bank out of a Blacksburg office facility at 207 West Cherokee Street, Blacksburg, South Carolina 29702. The Blacksburg site is on approximately one acre of land. We have constructed a permanent banking facility of 2,550 square feet on the site at an approximate cost of $600,000 which was paid out of funds from operations of the bank and, to the extent necessary, remaining proceeds of the offering.

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In response to this Item, the information contained on page 38 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In response to this Item, the information contained on pages 4 through 16 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 17 through 36 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information contained on page 10 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2001 is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         In response to this Item, the information contained on pages 5 through 7 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2001 is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on page 8 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2001 is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 10 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2001 is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

Exhibit
Number            Description
------            -----------

13                Annual Report to Shareholders for the year ended December 31, 2000.

21.1              Subsidiaries of the Company

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FNB BANCSHARES, INC.


Date: March 23, 2001             By:  /s/ V. Stephen Moss
                                     -------------------------------------------
                                          V. Stephen Moss
                                          President and Chief Executive Officer

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

Signature                                                  Title                                    Date
---------                                                  -----                                    ----


/s/ Richard D. Gardner                                                                         March 23, 2001
------------------------------------
Richard D. Gardner                                        Director


/s/ Barry Hamrick                                                                              March 23, 2001
------------------------------------
Barry Hamrick                                             Director


/s/ Haskell D. Mallory                                                                         March 23, 2001
------------------------------------
Haskell D. Mallory                                        Director


/s/ Bill Mason                                                                                 March 23, 2001
------------------------------------
Bill Mason                                                Director

Signature                                                  Title                                    Date
---------                                                  -----                                    ----


/s/ V. Stephen Moss                                                                            March 23, 2001
------------------------------------
V. Stephen Moss                                          Director;
                                                     President and CEO

/s/ Harold D. Pennington, Jr.                                                                  March 23, 2001
------------------------------------
Harold D. Pennington, Jr.                                 Director


/s/ Harold D. Pennington, Sr.                                                                  March 23, 2001
------------------------------------
Harold D. Pennington, Sr.                                 Director


/s/ Heyward W. Porter                                                                          March 23, 2001
------------------------------------
Heyward W. Porter                                         Director


/s/ John W. Hobbs                          Chief Financial Officer and Principal               March 23, 2001
------------------------------------                 Accounting Officer
John W. Hobbs

                                INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------

13                Annual Report to Shareholders for the year ended December 31, 2000

21.1              Subsidiaries of the Company