Form 10QSB
period 2001-03-31
FNB BANCSHARES INC /SC/
filed 2001-05-11
CIK 1009162

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X _______ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

   ______ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-1546

                              FNB Bancshares, Inc.
                        -------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          South Carolina                          57-1033165
         ---------------                          -----------------
    (State of Incorporation)            (I.R.S. Employer Identification No.)

                   P.O.Box 1539, Gaffney, South Carolina 29342
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                (864) 488 - 2265
                          ----------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                       --     --
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 616,338 shares of common stock, par value $.01 per share, were issued and outstanding as of April 23, 2001.

         Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                                       --    --

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
-----------------------------

                              FNB Bancshares, Inc.
                           Consolidated Balance Sheets


Assets                                                         March 31, 2001          December 31, 2000
                                                                 (Unaudited)               (Audited)
                                                                  ----------               -----------
Cash and Cash Equivalents:
         Cash and due from Banks                                 $   1,858,154             $   1,487,957
         Federal Funds Sold                                          2,638,000                 1,150,000
                                                                 -------------             -------------
                                                                     4,496,154                 2,637,957

Securities:
         Securities held to maturity (estimated market
         value of $3,643,854 in 2001 and $3,614,967 in
         2000)                                                       3,629,107                 3,620,591
Nonmarketable equity securities                                        110,500                   100,000

Loans Receivable                                                    35,989,033                35,645,983
         Less Allowance for loan loss                                 (493,996)                 (466,835)
                                                                 -------------             -------------
                  Loans, net                                        35,495,037                35,179,148

Premises and equipment                                               2,724,140                 2,597,536

Accrued Interest Receivable                                            291,146                   317,271

Other Assets                                                           514,770                   489,471
                                                                 -------------             -------------
                  Total Assets                                   $  47,260,854             $  44,941,974
                                                                 =============             =============

Liabilities
Deposits:
         Non-interest bearing transaction accounts               $   5,082,483             $   5,043,706
         Interest bearing transaction accounts                       6,515,931                 5,912,179
         Savings                                                     5,100,913                 4,453,755
              Time deposits $100,000 and over                        4,835,749                 4,625,975
         Other time deposits                                        16,900,705                16,749,602
                                                                 -------------             -------------
                                                                    38,435,781                36,785,217

Advances from the Federal Home Loan Bank                             1,000,000                 1,000,000
Federal Funds Purchased                                                      0                         0
Securities sold under agreements to repurchase                       1,363,739                   638,988
Accrued Interest Payable                                                67,878                    75,632
Other Liabilities                                                       93,125                   153,151
                                                                 -------------             -------------
         Total Liabilities                                          40,960,523                38,652,988
                                                                 -------------             -------------

Stockholders' Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized and unissued
Common Stock, $.01 par value; 10,000,000 shares
authorized; 616,338 shares issued                                        6,163                     6,163
Capital surplus                                                      6,112,318                 6,112,318
Retained earnings (deficit)                                            181,850                   170,505
                                                                 -------------             -------------
Total Stockholders' equity                                           6,300,331                 6,288,986
                                                                 -------------             -------------
Total Liabilities and Stockholders' equity                       $  47,260,854             $  44,941,974
                                                                 =============             =============


See Accompanying Notes to Financial Statements

-------------------------------------------
Item 1. Financial Statements (continued)
------------------------------------------


                                            FNB Bancshares, Inc.
                                     Consolidated Statements of Income
                                    For the three months ended March 31
                                                (Unaudited)

                                                                               2001                  2000
                                                                               ----                  ----

Interest Income
         Loans, including fees                                         $       850,755           $   706,675
         Investment securities, taxable                                         54,284                33,973
         Federal funds sold                                                     27,921                14,560
                                                                         -------------         -------------
                  Total Interest Income                                        932,960               755,208
                                                                         -------------         -------------

Interest Expense
         Time deposits $100,000 and over                                        74,487                41,305
         Other deposits                                                        322,413               208,887
         Federal Funds Purchased
                                                                                     0                   579
         Advances from FHLB                                                     14,272                12,028
         Securities sold under agreement to repurchase                           9,074                 7,212
                                                                         -------------         -------------
                  Total Interest Expense                                       420,246               270,011
                                                                         -------------         -------------

Net Interest Income                                                            512,714               485,197
         Provision for loan loss                                                39,000                37,500
                                                                         -------------         -------------
Net interest income after provision for loan losses                            473,714               447,697
                                                                         -------------         -------------

Other income
         Service charges on deposit accounts                                    10,841                 9,812
         Sold Loan Fees                                                         12,074                 3,526
         NSF/Overdraft Fees                                                     56,697                39,052
         Other service charges, commissions and fees                            28,988                34,787
                                                                         -------------         -------------
                                                                               108,600                87,177
                                                                         -------------         -------------
Other Expense
         Salaries and employee benefits                                        245,867               214,819
         Occupancy Expense                                                      38,917                34,578
         Furniture and equipment                                                46,157                38,404
         Disposal of Assets                                                     76,654                     0
         Office Supplies                                                        12,122                14,134
         Data Processing                                                        39,346                39,270
         Other operating expense                                               105,498               103,246
                                                                         -------------        --------------
                                                                               564,561               444,451
                                                                         -------------        --------------

Income before taxes                                                             17,753                90,423
Income tax expense                                                               6,408                32,001
                                                                         -------------        --------------
Net Income                                                              $       11,345        $       58,422
                                                                        ==============        ==============

Per Share
         Average shares outstanding                                            616,338               616,338
         Net income                                                                .02                   .09



See Accompanying Notes to Financial Statements

------------------------------------------

Item 1. Financial Statements (continued)
---------------------------------------



                              FNB Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                       For the three months ended March 31
                                   (Unaudited)

                                                  2001               2000
                                                  ----               ----

Net Income                                    $    11,345       $    58,422
Other comprehensive income, net of tax                  0                 0
Total other comprehensive income                        0                 0
                                              -----------       -----------
Comprehensive income                          $    11,345       $    58,422
                                              ===========       ===========


See Accompanying Notes to Financial Statements

-----------------------------------------

Item 1. Financial Statements (continued)
---------------------------------------



                              FNB Bancshares, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                       for the period ended March 31, 2001
                                   (Unaudited)

                                                                                 Retained
                                         Common Stock           Capital          Earnings
                                      Shares       Amount       Surplus          (Deficit)      Total
                                      ------       -----        -------          --------       -----

Balance, December 31, 2000              616,338    $   6,163    $  6,112,318     $    170,505    $6,288,986

Net income                                  ---          ---             ---           11,345        11,345
                                      ---------    ---------    ------------     ------------   -----------
Balance, March 31, 2001                 616,338    $   6,163    $  6,112,318     $    181,850   $ 6,300,331
                                      =========    =========    ============     ============   ===========





See Accompanying Notes to Financial Statements

-----------------------------------------

Item 1. Financial Statements (continued)
---------------------------------------

                              FNB Bancshares, Inc.
                       Unaudited Statements of Cash Flows
                          From December 31 to March 31


                                                                              2001                    2000
                                                                              ----                    ----

Cash flows from operating activities:
Net income                                                              $     11,345             $     58,422
Adjustments to reconcile net income to net cash provided by
operating activities
         Provision for loan losses                                            39,000                   37,500
         Depreciation                                                         46,807                   43,496
         Accretion and premium amortization                                    (4532)                     (45)
         (Increase) decrease in interest receivable                           26,125                  (12,159)
         Increase (decrease) in interest payable                              (7,754)                   3,307
         (Increase) decrease in other assets                                 (25,299)                 595,958
         Increase (decrease) in other liabilities                            (60,026)                 (20,144)
                                                                        ------------            -------------
                  Net cash provided by operating activities                   25,666                  706,335

Cash flows from investing activities:
         Purchase securities held to maturity                             (3,064,484)                       0
         Maturity of securities held to maturity                           3,050,000                        0
         Net increase in loans made to customers                            (354,889)              (2,948,079)
         Net increase in premises and equipment                             (173,411)                 (50,495)
                                                                        ------------             ------------
                  Net cash used by investing activities                     (542,784)              (2,998,574)

Cash flows from financing activities:
         Net increase in demand deposits, interest bearing                 1,289,687                1,332,204
         transaction accounts and savings accounts
         Net increase in time deposits                                       360,877                1,150,564
         Increase in FHLB Advances/Federal Funds Purchased                         0                  370,000

              Net increase (decrease) in Repurchase Agreements               724,751                 (509,206)
                                                                        ------------             ------------
                  Net cash provided by financing activities                2,375,315                2,343,562
                                                                        ------------             ------------

Net Increase (decrease) in cash and cash equivalents                       1,858,197                   51,323
                                                                        ------------             ------------

Cash and cash equivalents, beginning of period                             2,637,957                1,912,403
                                                                        ------------             ------------

Cash and cash equivalents, end of period                                $  4,496,154             $  1,963,726
                                                                        ============             ============


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

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements for the interim periods are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and the notes included in FNB Bancshares, Inc.'s 2000 Annual Report.

Item 2. Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of March 31, 2001 compared to December 31, 2000, and the results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition (continued)
-------------------------------------------------------------------------------

Results of Operations for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000:

Net Interest Income
Net interest income for the three month period ended March 31, 2001 was $512,714, compared to $485,197 for the three month period ended March 31, 2000. The interest rate spread was 3.91% at March 31, 2001 and 4.70% at March 31, 2000. The increased income is primarily attributed to growth in the loan portfolio, as the amount of total loans increased to $36 million at March 31, 2001 as compared to $30.7 million at March 31, 2000. The largest component of interest income was interest on loans, which increased to $850,755 for the three months ended March 31, 2001 as compared to $706,675 for the three months ended March 31, 2000. These increases were primarily attributable to growth in the Bank's loan portfolio. Interest on investment securities increased to $54,284 for the three months ended March 31, 2001 as compared to $33,973 for the three months ended March 31, 2000. This increase is due primarily to growth in the investment portfolio from $2,349,371 at March 31, 2000 to $3,629,107 at March 31, 2001. The increases in interest income were offset by increases in interest expense to $420,246 for the three months ended March 31, 2001 as compared to $270,011 for the three months ended March 31, 2000.

Provision and Allowance for Loan Losses
The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2001, the provision charged to expense was $39,000 compared to $37,500 charged to expense for the three months ended March 31, 2000. The loan loss reserve was $493,996 as of March 31, 2001, or 1.37% of gross loans as compared to $466,835 as of December 31, 2000, or 1.31% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income
Non-interest income for the three months ended March 31, 2001 was $108,600 as compared to $87,177 for the three months ended March 31, 2000. Of the amount for three months ended March 31, 2001, $10,841 was a result of deposit account service charges and account maintenance fees, $56,697 was a result of NSF and overdraft fees, $28,988 was other miscellaneous service charges, and $12,074 was due to sold loan fees. For the three months ended March 31, 2000, approximately $11,600 was posted to miscellaneous income as a result of the sale of repossessed items from a retail dealer. With the exception of the sale of the repossessed items, the increase in the non-interest income is attributed to overall growth of the deposit portfolio.

-----------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition (continued)
------------------------------------------------------------------------------

Non-Interest Expense
Non-Interest Expense for the three month period ended March 31, 2001 was $564,561 as compared to $444,451 for the three month period ended March 31, 2000. Salaries and employee benefits comprise $245,867 and $214,819 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $46,807 and $43,496 for the three month periods ended March 31, 2001 and March 31, 2000, respectively. The increase in depreciation is due to the construction of a permanent branch building that replaced a modular building in Blacksburg. Also, due to the move to the permanent Blacksburg building, $76,654 of fixed asset costs related to the temporary building were charged off in the quarter ended March 31, 2001. Office Supplies accounted for $12,122 and $14,134 for the three month periods ended March 31, 2001 and March 31, 2000, respectively. Data Processing accounted for $39,346 and $39,270 for the three month periods ended March 31, 2001 and March 31, 2000, respectively. The increase in payroll is due to increased number of employees based on the growth of the bank. Office supplies declined due to increased focus on expense control. Data processing expenses remained stable due to the implementation of cost saving EDP processes, which were offset by the increased customer volume.

Income Taxes
The income tax provision for the three months ended March 31, 2001 was $6,408 as compared to $32,001 for the same period in 2000. The decrease in income taxes was the result of the decrease in income before taxes. The effective tax rate was 36.1% at March 31, 2001 and 35.4% at March 31, 2000.

Assets and Liabilities
During the first three months of 2001, total assets increased $2,318,880 or 5.16% when compared to December 31, 2000. The primary growth in assets was Federal funds sold which increased $1,488,000 or 129% since December 31, 2000. This increase is attributed to an increase in deposits in relation to loans. Total liabilities increased $2,307,535 or 5.97% when compared to December 31, 2000. Within the deposit area, savings accounts, which include money market accounts, increased 14.5%, interest bearing transaction accounts increased 10.2%, non-interest bearing transaction accounts increased 0.8%, and time deposits increased 1.7%. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate for the next 12 months.

-----------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition (continued)
------------------------------------------------------------------------------

Loans
Balances within the major loan categories as of March 31, 2001 and December 31, 2000 are as follows:

                                                                          March 31, 2001       December 31, 2000
                                                                          --------------       -----------------

Commercial and Industrial                                                $    6,612,986        $    6,414,785
Real Estate - Construction                                                    1,005,722             1,118,659
Real Estate - Other                                                          22,109,417            21,735,152
Installment and consumer credit lines                                         6,260,908             6,377,387
                                                                           ------------          ------------
                                                                         $   35,989,033        $   35,645,983
                                                                           ============          ============


Allowance for loan loss, December 31, 2000                               $      466,835
Provision                                                                        39,000
Recoveries                                                                        2,582
Charge-offs                                                                     (14,421)
Allowance for loan loss, March 31, 2001                                  $      493,996
Gross loans outstanding, December 31, 2000                               $   35,645,983
Gross loans outstanding, March 31, 2001                                  $   35,989,033
Nonaccrual Loans, March 31, 2001                                         $      178,353

Allowance for loan losses to loans outstanding, December 31, 2000                                        1.31%
                                                                                                        -----

Allowance for loan losses to loans outstanding, March 31, 2001
                                                                                                         1.37%


Deposits
Balances within the major deposit categories as of March 31, 2001 and December 31, 2000 are as follows:

                                         March 31, 2001       December 31, 2000
                                         --------------       -----------------

Non-interest bearing demand deposits      $ 5,082,483           $ 5,043,706
Interest bearing demand deposits            6,515,931             5,912,179
Savings deposits                            5,100,913             4,453,755
Time deposit $100,000 and over              4,835,749             4,625,975
Other Time Deposits                        16,900,705            16,749,602
                                         ------------         -------------
                                         $ 38,435,781           $36,785,217
                                         ============         =============


Liquidity
Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was 88% at March 31, 2001 and 92% at December 31, 2000.

-----------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition (continued)
------------------------------------------------------------------------------

Capital Resources
Total shareholders' equity increased $11,345 to $6,300,331 at March 31, 2001. The increase is attributable to income for the period. Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital (Tier 1 capital plus Tier 2) to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 3.0%.

The following table summarizes the Company's risk-based capital at March 31, 2001 (in thousands):

Shareholders' equity                                    $          6,300
Less: intangibles                                                     10
                                                        ----------------
Tier 1 capital                                          $          6,290
                                                        ================

Plus: allowance for loan losses (1)                                  478
                                                        ----------------
Total Capital                                           $          6,768
                                                        ================

Risk-Weighted assets                                    $         38,247

Risk based capital ratios
         Tier 1                                                    16.45%
         Total capital                                             17.70%
         Leverage ratio                                            13.71%

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

Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

There were no matters to be voted upon by the security holders during the quarter ended March 31, 2001.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

(a)      Exhibits -  None.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FNB BANCSHARES, INC.
                                     --------------------
                                     (Registrant)


Date: May 10, 2001                   By:  /s/ V. Stephen Moss
                                        ----------------------------------------
                                     V. Stephen Moss
                                     President and Chief Executive Officer


                                     By:  /s/ John W. Hobbs
                                        ----------------------------------------
                                     John W. Hobbs
                                     Principal Accounting and Chief
                                     Financial Officer