Form 10QSB
period 2001-06-30
FNB BANCSHARES INC /SC/
filed 2001-08-08
CIK 1009162

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X _______ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

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

                   P.O.Box 1539, Gaffney, South Carolina 29342
                    (Address of Principal Executive Offices)

                                (864) 488 - 2265
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ X ___ No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 616,338 shares of common stock, par value $.01 per share, were issued and outstanding as of July 26, 2001.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                        --    --

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                              FNB Bancshares, Inc.
                           Consolidated Balance Sheets

Assets                                                          June 30, 2001          December 31, 2000
------                                                           (Unaudited)               (Audited)
                                                                  ---------                 -------

Cash and Cash Equivalents:
         Cash and due from Banks                                 $   1,864,986             $   1,487,957
         Federal Funds Sold                                            449,000                 1,150,000
                                                                 -------------             -------------
                                                                     2,313,986                 2,637,957

Securities:
         Securities held to maturity (estimated market
         value of $3,650,767 in 2001 and $3,614,967 in
         2000)                                                       3,627,121                 3,620,591
Nonmarketable equity securities                                        110,500                   100,000

Loans Receivable                                                    37,173,235                35,645,983
         Less Allowance for loan loss                                 (521,689)                 (466,835)
                                                                 --------------            --------------
                  Loans, net                                        36,651,546                35,179,148

Premises and equipment                                               3,041,938                 2,597,536
Accrued Interest Receivable                                            290,730                   317,271
Other Assets                                                           538,362                   489,471
                                                                 -------------             -------------
                  Total Assets                                   $  46,574,183             $  44,941,974
                                                                 =============             =============

Liabilities
Deposits:
         Non-interest bearing transaction accounts               $   5,109,015             $   5,043,706
         Interest bearing transaction accounts                       6,049,526                 5,912,179
         Savings                                                     5,920,717                 4,453,755
         Time deposits $100,000 and over                             5,028,917                 4,625,975
         Other time deposits                                        16,200,666                16,749,602
                                                                 -------------             -------------
                                                                    38,308,841                36,785,217

Advances from the Federal Home Loan Bank                             1,000,000                 1,000,000
Federal Funds Purchased                                                      0                         0
Securities sold under agreements to repurchase                         731,372                   638,988
Accrued Interest Payable                                                54,149                    75,632
Other Liabilities                                                       95,954                   153,151
                                                                 -------------             -------------
         Total Liabilities                                          40,190,316                38,652,988
                                                                 -------------             -------------

Stockholders' Equity
Preferred stock, $.01 par value; 10,000,000 shares
authorized and unissued
Common Stock, $.01 par value; 10,000,000 shares
authorized; 616,338 shares issued                                        6,163                     6,163
Capital surplus                                                      6,112,318                 6,112,318
Retained earnings (deficit)                                            265,386                   170,505
                                                                 -------------             -------------
Total Stockholders' equity                                           6,383,867                 6,288,986
                                                                 -------------             -------------
Total Liabilities and Stockholders' equity                       $  46,574,183             $  44,941,974
                                                                 =============             =============


                 See Accompanying Notes to Financial Statements

                              FNB Bancshares, Inc.
                        Consolidated Statements of Income
                       For the three months ended June 30
                                   (Unaudited)
                                                                          2001                  2000
                                                                          ----                  ----

Interest Income
         Loans, including fees                                         $   855,671           $   777,835
         Investment securities, taxable                                     53,136                33,564
         Federal funds sold                                                 23,845                18,287
                                                                       -----------           -----------
                  Total Interest Income                                    932,652               829,686
                                                                       -----------           -----------

Interest Expense
         Time deposits $100,000 and over                                    76,455                42,374
         Other deposits                                                    298,091               248,126
         Federal Funds Purchased                                                 0                   222
         Advances from FHLB                                                 11,733                19,231
         Securities sold under agreement to repurchase                       6,627                 6,027
                                                                       -----------           -----------
                  Total Interest Expense                                   392,906               315,980
                                                                       -----------           -----------

Net Interest Income                                                        539,746               513,706
         Provision for loan loss                                            13,000                37,500
                                                                       -----------           -----------
Net interest income after provision for loan losses                        526,746               476,206
                                                                       -----------           -----------

Other income
         Service charges on deposit accounts                                 9,594                 9,716
         Sold Loan Fees                                                     13,756                 8,289
         Brokerage Fees                                                     22,566                     0
         NSF/Overdraft Fees                                                 51,072                51,483
         Other service charges, commissions and fees                        24,592                22,514
                                                                       -----------           -----------
                                                                           121,580                92,002
                                                                       -----------           -----------
Other Expense
         Salaries and employee benefits                                    264,642               227,824
         Occupancy Expense                                                  35,157                36,721
         Furniture and equipment                                            48,605                39,452
         Disposal of Assets                                                      0                     0
         Office Supplies                                                    16,401                12,431
         Data Processing                                                    44,504                38,479
         Other operating expense                                           108,464               112,058
                                                                       -----------           -----------
                                                                           517,773               466,965
                                                                       -----------           -----------

Income before taxes                                                        130,553               101,243
Income tax expense                                                          47,017                36,464
                                                                       -----------           -----------
Net Income                                                             $    83,536           $    64,779
                                                                        ==========            ==========

Per Share
         Average shares outstanding                                        616,338               616,338
         Net income                                                           .14                   .11


                 See Accompanying Notes to Financial Statements


                              FNB Bancshares, Inc.
                        Consolidated Statements of Income
                        For the six months ended June 30
                                   (Unaudited)
                                                                          2001                  2000
                                                                          ----                  ----

Interest Income
         Loans, including fees                                         $1,706,427            $1,484,511
         Investment securities, taxable                                   107,420                67,537
         Federal funds sold                                                51,766                32,847
                                                                    -------------         -------------
                  Total Interest Income                                 1,865,613             1,584,895
                                                                    -------------         -------------

Interest Expense
         Time deposits $100,000 and over                                  150,943                83,679
         Other deposits                                                   620,504               457,012
         Federal Funds Purchased                                                0                   802
         Advances from FHLB                                                26,005                31,259
         Securities sold under agreement to repurchase                     15,701                13,239
                                                                    -------------         -------------
                  Total Interest Expense                                  813,153               585,991
                                                                    -------------         -------------

Net Interest Income                                                     1,052,460               998,904
         Provision for loan loss                                           52,000                75,000
                                                                    -------------         -------------
Net interest income after provision for loan losses                     1,000,460               923,904
                                                                    -------------         -------------

Other income
         Service charges on deposit accounts                               20,435                19,528
         Sold Loan Fees                                                    25,830                11,815
         Brokerage Fees                                                    22,566                     0
         NSF/Overdraft Fees                                               107,769                90,535
         Other service charges, commissions and fees                       53,581                57,300
                                                                    -------------         -------------
                                                                          230,181               179,178
                                                                    -------------         -------------
Other Expense
         Salaries and employee benefits                                   510,510               442,643
         Occupancy Expense                                                 74,074                71,298
         Furniture and equipment                                           94,761                77,856
         Disposal of Assets                                                76,654                     0
         Office Supplies                                                   28,523                26,565
         Data Processing                                                   83,851                77,749
         Other operating expense                                          213,962               215,305
                                                                    -------------         -------------
                                                                        1,082,335               911,416
                                                                    -------------         -------------

Income before taxes                                                       148,306               191,666
Income tax expense                                                         53,425                68,466
                                                                    -------------         -------------
Net Income                                                            $    94,881           $   123,200
                                                                    =============         =============
Per Share
         Average shares outstanding                                       616,338               616,338
         Net income                                                           .15                   .20


                 See Accompanying Notes to Financial Statements



                                            FNB Bancshares, Inc.
                              Consolidated Statements of Comprehensive Income
                                     For the three months ended June 30
                                                (Unaudited)
                                                                    2001                      2000
                                                                    ----                      ----
Net Income                                                       $    83,536              $    64,779
Other comprehensive income, net of tax                                     0                        0
Total other comprehensive income                                           0                        0
                                                                 -----------              -----------

Comprehensive income                                             $    83,536              $    64,779
                                                                 ===========              ===========



                 See Accompanying Notes to Financial Statements



                                            FNB Bancshares, Inc.
                              Consolidated Statements of Comprehensive Income
                                      For the six months ended June 30
                                                (Unaudited)
                                                                    2001                      2000
                                                                    ----                      ----
Net Income                                                       $    94,881              $   123,200
Other comprehensive income, net of tax                                     0                        0
Total other comprehensive income                                           0                        0
                                                                 -----------              -----------

Comprehensive income                                             $    94,881              $   123,200
                                                                 ===========              ===========



                 See Accompanying Notes to Financial Statements

                                            FNB Bancshares, Inc.
                         Consolidated Statements of Changes in Stockholders' Equity
                                     for the period ended June 30, 2001
                                                (Unaudited)
                                                                                 Retained
                                            Common Stock        Capital          Earnings
                                       Shares       Amount       Surplus          (Deficit)      Total
                                       ------

Balance, December 31, 2000              616,338    $   6,163    $  6,112,318     $    170,505   $ 6,288,986

Net income                                     0           0               0           94,881        94,881
                                      ----------   ---------    ------------     -------------  -----------
Balance, June 30, 2001                  616,338    $   6,163    $  6,112,318     $    265,386   $ 6,383,867
                                      ==========   ==========   ============     =============  ===========




                 See Accompanying Notes to Financial Statements


                              FNB Bancshares, Inc.
                       Unaudited Statements of Cash Flows
                           From December 31 to June 30
                                                                            2001                    2000
                                                                            ----                    ----

Cash flows from operating activities:
Net income                                                              $     94,881             $    123,200
Adjustments to reconcile net income to net cash provided by
operating activities
         Provision for loan losses                                            52,000                   75,000
         Depreciation                                                         97,325                   87,448
         Accretion and premium amortization                                   (3,295)                    (138)
         (Increase) decrease in interest receivable                           26,541                  (44,390)
         Increase (decrease) in interest payable                             (21,483)                  18,160
         (Increase) decrease in other assets                                 (48,891)                 615,140
         Increase (decrease) in other liabilities                            (57,197)                 (10,259)
                                                                      --------------           --------------
                  Net cash provided by operating activities                  139,881                  864,161

Cash flows from investing activities:
         Purchase securities held to maturity                             (4,213,735)                 (16,300)
         Maturity of securities held to maturity                           4,200,000                        0
         Net increase in loans made to customers                          (1,524,398)              (5,352,608)
         Net increase in premises and equipment                             (541,727)                (255,184)
                                                                      --------------           --------------
                  Net cash used by investing activities                   (2,079,860)              (5,624,092)

Cash flows from financing activities:
         Net increase in demand deposits, interest bearing                 1,669,618                4,714,439
         transaction accounts and savings accounts
         Net increase (decrease) in time deposits                           (145,994)               2,702,175
         Increase in FHLB Advances/Federal Funds Purchased                         0                1,000,000
              Net increase (decrease) in Repurchase Agreements                92,384                  (43,911)
                                                                      --------------           --------------
                  Net cash provided by financing activities                1,616,008                8,372,703
                                                                      --------------           --------------

Net Increase (decrease) in cash and cash equivalents                        (323,971)               3,612,772
                                                                      --------------           --------------

Cash and cash equivalents, beginning of period                             2,637,957                1,912,403
                                                                      --------------           --------------

Cash and cash equivalents, end of period                                $  2,313,986             $  5,525,175
                                                                      ==============           ==============

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

Item 2. Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of June 30, 2001 compared to December 31, 2000, and the results of operations for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 as well as the results of operations for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Results of Operations for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000:

Net Interest Income

Net interest income for the three month period ended June 30, 2001 was $539,746, compared to $513,706 for the three month period ended June 30, 2000. Net interest income for the six month period ended June 30, 2001 was $1,052,460 compared to $998,904 for the six month period ended June 30, 2000. The interest rate margin was 4.75% at June 30, 2001 and 5.31% at June 30, 2000. The increased income is primarily attributed to growth in the loan portfolio, as the average amount of total loans increased to $36.4 million for the three months ended June 30, 2001 as compared to an average of $31.8 million for the three months ended June 30, 2000. The largest component of interest income was interest on loans, which increased to $855,671 for the three months ended June 30, 2001 as compared to $777,835 for the three months ended June 30, 2000, and $1,706,427 for the six months ended June 30, 2001 as compared to $1,484,511 for the six months ended June 30, 2000. The increased income is primarily attributed to growth in the loan portfolio, as the average amount of total loans increased to $36.0 million for the six months ended June 30, 2001 as compared to an average of $30.7 million for the six months ended June 30, 2000. Interest on investment securities increased to $53,136 for the three months ended June 30, 2001 as compared to $33,564 for the three months ended June 30, 2000, and to $107,420 for the six months ended June 30, 2001 as compared to $67,537 for the six months ended June 30, 2000. This increase is due primarily to growth in the investment portfolio from $2,349,464 at June 30, 2000 to $3,627,121 at June 30, 2001. The
increases in interest income were offset by increases in interest expense to $392,906 for the three months ended June 30, 2001 as compared to $315,980 for the three months ended June 30, 2000, and to $813,153 for the six months ended June 30, 2001 as compared to $585,991 for the six months ended June 30, 2000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended June 30, 2001, the provision charged to expense was $13,000 compared to $37,500 charged to expense for the three months ended June 30, 2000. For the six months ended June 30, 2001, the provision charged to expense was $52,000 compared to $75,000 charged to expense for the six months ended June 30, 2000. The loan loss reserve was $521,689 as of June 30, 2001, or 1.40% of gross loans, as compared to $466,835 as of December 31, 2000, or 1.31% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may or may not prove to be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income
Non-interest income for the three months ended June 30, 2001 was $121,580, as compared to $92,002 for the three months ended June 30, 2000. Non-interest income for the six months ended June 30, 2001 was $230,181 as compared to $179,178 for the six months ended June 30, 2000. Of the amount for three months ended June 30, 2001, $9,594 was a result of deposit account service charges and account maintenance fees; $51,072 was a result of NSF and overdraft fees; $22,566 was a result of brokerage fees, $24,592 was other miscellaneous service charges, and $13,756 was due to sold loan fees. Of the amount for six months ended June 30, 2001, $20,435 was a result of deposit account service charges and account maintenance fees; $107,769 was a result of NSF and overdraft fees; $22,566 was a result of brokerage fees; $53,581 was other miscellaneous service charges, and $25,830 was due to sold loan fees. The overall increase in the non-interest income is attributed to overall growth of the deposit portfolio.


PART I - FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition (continued)

Non-Interest Expense
Non-interest expense for the three month period ended June 30, 2001 was $517,773 as compared to $466,965 for the three month period ended June 30, 2000. Salaries and employee benefits comprise $264,642 and $227,824 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $46,518 and $43,952 for the three month periods ended June 30, 2001 and June 30, 2000, respectively. The increase in depreciation is due to the construction of a permanent branch building that replaced a modular building in Blacksburg. Office supplies accounted for $16,401 and $12,431 for the three month periods ended June 30, 2001 and June 30, 2000, respectively. Data processing accounted for $44,504 and $38,479 for the three month periods ended June 30, 2001 and June 30, 2000, respectively. The increase in payroll is due to increased number of employees based on the growth of the bank. Office supplies and data processing expenses increased due to the growth of the bank.

Non-interest expense for the six month period ended June 30, 2001 was $1,082,335 as compared to $911,416 for the six month period ended June 30, 2000. Salaries and employee benefits comprise $510,510 and $442,643 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $97,325 and $87,448 for the six month periods ended June 30, 2001 and June 30, 2000, respectively. The increase in depreciation is due to the construction of a permanent branch building that replaced a modular building in Blacksburg. Also, due to the move to the permanent Blacksburg building, $76,654 of fixed asset costs related to the temporary building were charged off in the six months ended June 30, 2001. Office supplies accounted for $28,523 and $26,565 for the six month periods ended June 30, 2001 and June 30, 2000, respectively. Data processing accounted for $83,851 and $77,749 for the six month periods ended June 30, 2001 and June 30, 2000, respectively. The increase in payroll is due to increased number of employees based on the growth of the bank. Office supplies and data processing expenses increased due to growth of the bank.

Income Taxes
The income tax provision for the three months ended June 30, 2001 was $47,017 as compared to $36,464 for the same period in 2000. The effective tax rate was 36% for the three months ended June 30, 2001 and June 30, 2000. The income tax provision for the six months ended June 30, 2001 and 2000 was $53,425 and $68,466, respectively. The decrease was a result of a decrease in income before taxes. The effective tax rate was 36% for the six months ended June 30, 2001 and 2000.

Assets and Liabilities
During the first six months of 2001, total assets increased $1,632,209, or 3.63%, when compared to December 31, 2000. The primary growth in assets was in loans, which increased $1,527,252, or 4.28%, since December 31, 2000. Total liabilities increased $1,537,328, or 3.98%, when compared to December 31, 2000. Within the deposit area, savings accounts, which include money market accounts, increased 32.9%, interest bearing transaction accounts increased 2.3%, non-interest bearing transaction accounts increased 1.3%, and time deposits increased 0.7%. We closely monitor and seek to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Loans
Balances within the major loan categories as of June 30, 2001 and December 31, 2000 are as follows:

                                                                           June 30,           December 31,
                                                                           --------           ------------
                                                                              2001                 2000
                                                                              ----                 ----

Commercial and Industrial                                                $   6,418,836                $ 6,414,785
Real Estate - Construction                                                   1,394,585                  1,118,659
Real Estate - Other                                                         22,845,925                 21,735,152
Installment and consumer credit lines                                        6,513,889                  6,377,387
                                                                         -------------              -------------
                                                                         $  37,173,235               $ 35,645,983
                                                                         =============              =============

Allowance for loan loss, December 31, 2000                               $     466,835
Provision                                                                       52,000
Recoveries                                                                      28,703
Charge-offs                                                                    (25,849)
Allowance for loan loss, June 30, 2001                                   $     521,689
                                                                         -------------
Gross loans outstanding, December 31, 2000                               $  35,645,983
                                                                         -------------
Gross loans outstanding, June 30, 2001                                   $  37,173,235
Nonaccrual Loans, June 30, 2001                                          $     250,124
Allowance for loan losses to loans outstanding, December 31, 2000                                             1.31%
                                                                                                             -----
Allowance for loan losses to loans outstanding, June 30, 2001                                                 1.40%
                                                                                                              ----

Deposits
Balances within the major deposit categories as of June 30, 2001 and December 31, 2000 are as follows:

                                          June 30, 2001       December 31, 2000
                                          -------------       -----------------
Non-interest bearing demand deposits       $  5,109,015        $ 5,043,706
Interest bearing demand deposits              6,049,526          5,912,179
Savings deposits                              5,920,717          4,453,755
Time deposit $100,000 and over                5,028,917          4,625,975
Other Time Deposits                          16,200,666         16,749,602

                                           $ 38,308,841       $ 36,785,217
                                             ==========         ==========


Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. One measure of the level of liquidity is the loan-to-total borrowed funds ratio, which was 93% at June 30, 2001 and December 31, 2000. The Bank also maintains liquidity using a line of credit with the Federal Home Loan Bank, which is equal to 10% of the Bank's total assets, and a line of credit with The Bankers Bank of $1.5 million.

Capital Resources
Total shareholders' equity increased $94,881 to $6,383,867 at June 30, 2001. The increase is attributable to income for the period. Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital (Tier 1 capital plus Tier 2) to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 3.0%.

The following table summarizes the Company's risk-based capital at June 30, 2001 (in thousands):

Shareholders' equity                                    $   6,384
Less: intangibles                                               5
                                                          -------
Tier 1 capital                                          $   6,379

Plus: allowance for loan losses (1)                           478
                                                          -------
Total Capital                                           $    6,857

Risk-Weighted assets                                    $   38,206

Risk based capital ratios
         Tier 1                                              16.70
         Total capital                                       17.95
         Leverage ratio                                      13.72
(1) limited to 1.25% of risk-weighted assets


We believe that capital should continue to be adequate for the next 12 months.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 24, 2001 for which there was only one matter submitted to a vote of security holders.

The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Barry L. Hamrick and Harold D. Pennington Jr. The current Class II directors are Richard D. Gardner, Harold D. Pennington, Sr., and Heyward W. Porter. The current Class III directors are Haskell D. Mallory, Bill H. Mason, and V. Stephen Moss. The current terms of the Class III directors expired at this year's annual meeting held April 24, 2001 therefore leaving the Class III directors up for reelection. Each of the Class III directors was reelected by a plurality of the votes cast. There were 308,440 votes for the reelection of Haskell D. Mallory, 2,100 votes withheld, and 97,253 votes against Mr. Mallory's reelection. There were 405,693 votes for the reelection of Bill H. Mason, Sr., 2,100 votes withheld, and no votes against Mr. Mason's reelection. There were 405,693 votes for the reelection of V. Stephen Moss, 2,100 votes withheld, and no votes against Mr. Moss' reelection. The terms of the Class I directors will expire at the 2002 Annual Shareholders Meeting, and the terms of the Class II directors will expire at the 2003 Annual Shareholders Meeting.

There were no other matters submitted for a vote of security holders.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

         (a) Exhibits -  None.
         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FNB BANCSHARES, INC.
                                       (Registrant)


Date:    July 31, 2001                 By:  /s/ V. Stephen Moss
                                          --------------------------------------
                                       V. Stephen Moss
                                       President and Chief Executive Officer


                                       By:  /s/ John W. Hobbs
                                          --------------------------------------
                                       John W. Hobbs
                                       Principal Accounting and Chief
                                          Financial Officer