Form 10QSB
period 2001-09-30
FNB BANCSHARES INC /SC/
filed 2001-11-09
CIK 1009162

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X _______ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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

       P.O. Box 1539, Gaffney, South Carolina 29342
                    (Address of Principal Executive Offices)

                                (864) 488 - 2265
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ X ___ No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 616,338 shares of common stock, par value $.01 per share, were issued and outstanding as of September 30, 2001.

    Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                    --     --

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                              FNB Bancshares, Inc.
                           Consolidated Balance Sheets

Assets                                                       September 30, 2001        December 31, 2000
------
                                                                 (Unaudited)               (Audited)
                                                                  ---------                 -------

Cash and Cash Equivalents:
         Cash and due from Banks                                 $       937,258           $   1,487,957
         Federal Funds Sold                                            1,523,000               1,150,000
                                                                     -----------           -------------
                                                                       2,460,258               2,637,957

Securities:
         Securities held to maturity (estimated market
         value of $3,668,471 in 2001 and $3,614,967
         in 2000)                                                      3,625,580               3,620,591
Nonmarketable equity securities                                          110,500                 100,000
Loans Receivable                                                      37,746,792              35,645,983
         Less Allowance for loan loss                                   (531,349)               (466,835)
                                                                 ---------------          --------------
                  Loans, net                                          37,215,443              35,179,148

Premises and equipment                                                 3,448,312               2,597,536
Other Real Estate Owned                                                  118,459                       0
Accrued Interest Receivable                                              298,191                 317,271
Other Assets                                                             411,635                 489,471
                                                                 ---------------           -------------
                  Total Assets                                   $    47,688,378           $  44,941,974
                                                                 ===============           =============

Liabilities
Deposits:
         Non-interest bearing transaction accounts               $     5,490,434           $   5,043,706
         Interest bearing transaction accounts                         5,729,007               5,912,179
         Savings                                                       7,151,095               4,453,755
              Time deposits $100,000 and over                          4,622,300               4,625,975
         Other time deposits                                          16,034,264              16,749,602
                                                                 ---------------           -------------
                                                                      39,027,100              36,785,217

Advances from the Federal Home Loan Bank                               1,000,000               1,000,000
Federal Funds Purchased                                                        0                       0
Securities sold under agreements to repurchase                         1,046,524                 638,988
Accrued Interest Payable                                                  55,970                  75,632
Other Liabilities                                                        119,764                 153,151
                                                                 ---------------           -------------
         Total Liabilities                                            41,249,358              38,652,988
                                                                 ---------------           -------------

Stockholders' Equity
Preferred stock, $.01 par value; 10,000,000 shares
authorized and unissued
Common Stock, $.01 par value; 10,000,000 shares
authorized; 616,338 shares issued                                        6,163                     6,163
Capital surplus                                                      6,112,318                 6,112,318
Retained earnings                                                      320,539                   170,505
                                                                 -------------             -------------
Total Stockholders' equity                                           6,439,020                 6,288,986
                                                                 -------------             -------------
Total Liabilities and Stockholders' equity                       $  47,688,378             $  44,941,974
                                                                 =============             =============

                 See Accompanying Notes to Financial Statements



                                            FNB Bancshares, Inc.
                                     Consolidated Statements of Income
                                  For the three months ended September 30
                                                (Unaudited)
                                                                          2001                  2000
                                                                          ----                  ----

Interest Income
         Loans, including fees                                         $       855,013           $   842,879
         Investment securities, taxable                                         47,119                34,056
         Federal funds sold                                                     22,939                56,617
                                                                         -------------         -------------
                  Total Interest Income                                        925,071               933,552
                                                                         -------------         -------------

Interest Expense
         Time deposits $100,000 and over                                        71,441                56,271
         Other deposits                                                        270,398               301,584
         Federal Funds Purchased                                                     0                     0
         Advances from FHLB                                                      9,271                30,836
         Securities sold under agreement to repurchase                          11,915                 6,049
                                                                         -------------         -------------
                  Total Interest Expense                                       363,025               394,740
                                                                         -------------         -------------

Net Interest Income                                                            562,046               538,812
         Provision for loan loss                                                24,000               37,500
                                                                         -------------         -------------
Net interest income after provision for loan losses                            538,046               501,312
                                                                         -------------         -------------

Other income
         Service charges on deposit accounts                                    16,220                12,947
         Sold Loan Fees                                                          7,419                 3,277
              Brokerage Fees                                                    28,090                     0
         NSF/Overdraft Fees                                                     42,390                59,567
         Other service charges, commissions and fees                            23,862                22,021
                                                                         -------------         -------------
                                                                               117,981                97,812
                                                                         -------------         -------------
Other Expense
         Salaries and employee benefits                                        280,925               227,048
         Occupancy Expense                                                      38,848                37,082
         Furniture and equipment                                                55,957                39,772
         Disposal of Assets                                                          0                     0
         Office Supplies                                                        16,136                 8,540
         Data Processing                                                        42,289                36,107
         Other operating expense                                               135,670               111,309
                                                                         -------------         -------------
                                                                               569,825               459,858
                                                                         -------------         -------------

Income before taxes                                                             86,202               139,266
Income tax expense                                                              31,049                50,153
                                                                         -------------         -------------
Net Income                                                              $       55,153         $      89,113
                                                                         =============         =============

Per Share
         Average shares outstanding                                            616,338               616,338
         Net income                                                                .09                   .14


                 See Accompanying Notes to Financial Statements



                              FNB Bancshares, Inc.
                        Consolidated Statements of Income
                     For the nine months ended September 30
                                   (Unaudited)
                                                                          2001                  2000
                                                                          ----                  ----

Interest Income
         Loans, including fees                                             $2,561,440            $2,327,389
         Investment securities, taxable                                       154,539               101,593
         Federal funds sold                                                    74,705                89,464
                                                                        -------------         -------------
                  Total Interest Income                                     2,790,684             2,518,446
                                                                        -------------         -------------

Interest Expense
         Time deposits $100,000 and over                                      222,384               139,951
         Other deposits                                                       890,902               758,597
         Federal Funds Purchased                                                    0                   802
         Advances from FHLB                                                    35,276                62,095
         Securities sold under agreement to repurchase                         27,616                19,287
                                                                        -------------         -------------
                  Total Interest Expense                                    1,176,178               980,732
                                                                        -------------         -------------

Net Interest Income                                                         1,614,506             1,537,714
         Provision for loan loss                                               76,000               112,500
                                                                        -------------         -------------
Net interest income after provision for loan losses                         1,538,506             1,425,214
                                                                        -------------         -------------

Other income
         Service charges on deposit accounts                                   47,559                38,255
         Sold Loan Fees                                                        33,249                15,093
         Brokerage Fees                                                        50,656                     0
         NSF/Overdraft Fees                                                   150,160               150,102
         Other service charges, commissions and fees                           77,442                79,322
                                                                        -------------         -------------
                                                                              359,066               282,772
                                                                        -------------         -------------
Other Expense
         Salaries and employee benefits                                       791,434               669,691
         Occupancy Expense                                                    112,922               108,380

         Furniture and equipment                                              153,182               117,628
         Disposal of Assets
                                                                               76,654                     0
              Office Supplies                                                  42,195                35,105
         Data Processing                                                      126,140               113,856
         Other operating expense                                              360,537               332,394
                                                                        -------------         -------------
                                                                            1,663,064             1,377,054
                                                                        -------------         -------------

Income before taxes                                                           234,508               330,932
Income tax expense                                                             84,474               118,619
                                                                        -------------         -------------
Net Income                                                              $     150,034         $     212,313
                                                                        =============         =============

Per Share
         Average shares outstanding                                           616,338               616,338
         Net income                                                               .24                   .34

                 See Accompanying Notes to Financial Statements



                              FNB Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                     For the three months ended September 30
                                   (Unaudited)


                                                      2001                      2000
                                                      ----                      ----

Net Income                                         $    55,153              $    89,113
Other comprehensive income, net of tax
                                                             0                        0

Total other comprehensive income                             0                        0
                                                   -----------              -----------

Comprehensive income                               $    55,153              $    89,113
                                                   ===========              ===========


                 See Accompanying Notes to Financial Statements


                              FNB Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                     For the nine months ended September 30
                                   (Unaudited)

                                                         2001                      2000
                                                         ----                      ----
Net Income                                            $   150,034              $   212,313
Other comprehensive income, net of tax                          0                        0

Total other comprehensive income                                0                        0
                                                      -----------              -----------
Comprehensive income                                  $   150,034              $   212,313
                                                      ===========              ===========





                 See Accompanying Notes to Financial Statements


                                            FNB Bancshares, Inc.
                         Consolidated Statements of Changes in Stockholders' Equity
                                  for the period ended September 30, 2001
                                                (Unaudited)

                                            Common Stock
                                            ------------        Capital          Retained
                                      Shares       Amount       Surplus          Earnings       Total

Balance, December 31, 2000              616,338    $   6,163    $  6,112,318     $    170,505   $ 6,288,986

Net income                                    0            0               0          150,034       150,034
                                      ---------    ---------    ------------     ------------   -----------
Balance, September 30, 2001             616,338    $   6,163    $  6,112,318     $    320,539   $ 6,439,020
                                      =========    =========    ============     ============   ===========



                 See Accompanying Notes to Financial Statements


                              FNB Bancshares, Inc.
                       Unaudited Statements of Cash Flows
                        From December 31 to September 30
                                                                            2001                    2000
                                                                            ----                    ----

Cash flows from operating activities:
Net income                                                              $    150,034             $    212,313

Adjustments to reconcile net income to net cash provided by
operating activities
         Provision for loan losses                                            76,000                  112,500
         Depreciation                                                        155,163                  131,664
         Accretion and premium amortization                                   (2,158)                    (232)
         (Increase) decrease in interest receivable                           19,080                  (56,085)
         Increase (decrease) in interest payable                             (19,662)                  16,467
         (Increase) decrease in other assets                                  77,836                  618,919
         Increase (decrease) in other liabilities                            (33,387)                  (9,490)
                                                                      --------------           --------------
                  Net cash provided by operating activities                  422,906                1,026,056

Cash flows from investing activities:
         Purchase securities held to maturity                              (4,913,331)                (16,300)
         Maturity of securities held to maturity                            4,900,000                       0
         Net increase in loans made to customers                           (2,112,295)             (6,010,222)
              Net increase in Other Real Estate Owned                        (118,459)                      0
         Net increase in premises and equipment                            (1,005,939)               (292,843)
                                                                       --------------          --------------
                  Net cash used by investing activities                    (3,250,024)             (6,319,365)

Cash flows from financing activities:
         Net increase in demand deposits, interest bearing                    719,013               2,918,124
         transaction accounts and savings accounts
         Net increase (decrease) in time deposits                           2,960,896               5,601,210
              Net increase (decrease) in Repurchase Agreements                407,536                (536,016)
                  Net cash provided by financing activities                 2,649,419               7,983,318
                                                                        -------------          --------------
Net Increase (decrease) in cash and cash equivalents                         (177,699)              2,690,009
                                                                        -------------          --------------

Cash and cash equivalents, beginning of period                              2,637,957               1,912,403
                                                                        -------------          --------------

Cash and cash equivalents, end of period                                $   2,460,258          $    4,602,412
                                                                        =============          ==============


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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of the our financial condition as of September 30, 2001 compared to December 31, 2000, and the results of operations for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 as well as the results of operations for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement on Form S-1 (Registration Number 333-1546) as filed with and declared effective by the Securities and Exchange Commission.

     The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

-----------------------------------------------------------------------------

Results of Operations for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 and for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000:

Net Interest Income

Net interest income for the three month period ended September 30, 2001 was $562,046 compared to $538,812 for the three month period ended September 30, 2000. Net interest income for the nine month period ended September 30, 2001 was $1,614,506 compared to $1,537,714 for the nine month period ended September 30, 2000. The interest rate margin was 5.04% at September 30, 2001 and 4.82% at September 30, 2000. The largest component of interest income was interest on loans, which increased to $855,013 for the three months ended September 30, 2001 as compared to $842,879 for the three months ended September 30, 2000, and to $2,561,440 for the nine months ended September 30, 2001 as compared to $2,327,389 for the nine months ended September 30, 2000. The increased income is primarily attributed to growth in the loan portfolio, as the average amount of total loans increased to $37.2 million for the three months ended September 30, 2001 as compared to an average of $33.2 million for the three months ended September 30, 2000 and an average of $36.4 million for the nine months ended September 30, 2001 as compared to an average of $31.5 million for the nine months ended September 30, 2000. Interest on investment securities increased to $47,119 for the three months ended September 30, 2001 as compared to $34,056 for the three months ended September 30, 2000, and to $154,539 for the nine months ended September 30, 2001 as compared to $101,593 for the nine months ended September 30, 2000. This increase is due primarily to growth in the investment portfolio from $2,349,558 at September 30, 2000 to $3,625,580 at September 30, 2001. Federal funds sold interest decreased from $56,617 to $22,939 for the three months ended September 30, 2000 and September 30, 2001, respectively. This decrease was primarily due to the average balance of federal funds sold decreasing from $3.4 million for the three months ended September 30, 2000 to $2.4 million for the three months ended September 30, 2001. The decrease in total interest income was offset by a decrease in total interest expense to $363,025 for the three months ended September 30, 2001 as compared to $394,740 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the increase in total interest income was offset by an increase in total interest expense to $1,176,178 for the nine months ended September 30, 2001 as compared to $980,732 for the nine months ended September 30, 2000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended September 30, 2001, the provision charged to expense was $24,000 compared to $37,500 charged to expense for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the provision charged to expense was $76,000 compared to $112,500 charged to expense for the nine months ended September 30, 2000. The loan loss reserve was $531,349 as of September 30, 2001, or 1.41% of gross loans, as compared to $466,835 as of December 31, 2000, or 1.31% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may or may not prove to be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

-----------------------------------------------------------------------------

Non-Interest Income
Non-interest income for the three months ended September 30, 2001 was $117,981 as compared to $97,812 for the three months ended September 30, 2000. Non-interest income for the nine months ended September 30, 2001 was $359,066 as compared to $282,772 for the nine months ended September 30, 2000. Of the amount for three months ended September 30, 2001, $16,220 was a result of deposit account service charges and account maintenance fees; $42,390 was a result of NSF and overdraft fees; $28,090 was a result of brokerage fees, $23,862 was other miscellaneous service charges, and $7,419 was due to sold loan fees. The brokerage service is a new service which the Bank began offering in April 2001. Of the amount for nine months ended September 30, 2001, $47,559 was a result of deposit account service charges and account maintenance fees; $150,160 was a result of NSF and overdraft fees; $50,656 was a result of brokerage fees; $77,442 was other miscellaneous service charges, and $33,249 was due to sold loan fees. The overall increase in the non-interest income is attributed to overall growth of the deposit portfolio and fees generated from the new brokerage service.

Non-Interest Expense
Non-interest expense for the three month period ended September 30, 2001 was $569,825 as compared to $459,858 for the three month period ended September 30, 2000. Salaries and employee benefits comprise $280,925 and $227,048 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $57,838 and $44,216 for the three month periods ended September 30, 2001 and September 30, 2000, respectively. The increase in depreciation is due to the construction of a permanent branch building that replaced a modular building in Blacksburg as well as the construction of a new branch in Gaffney, which opened on August 9, 2001. Office supplies accounted for $16,136 and $8,540 for the three month periods ended September 30, 2001 and September 30, 2000, respectively. Data processing accounted for $42,289 and $36,107 for the three month periods ended September 30, 2001 and September 30, 2000, respectively. The increase in payroll is due to increased number of employees based on the growth of the bank. Office supplies and data processing expenses increased due to the growth of the bank.

Non-interest expense for the nine month period ended September 30, 2001 was $1,663,064 as compared to $1,377,054 for the nine month period ended September 30, 2000. Salaries and employee benefits comprise $791,434 and $669,691 respectively of this amount. Depreciation of buildings, furniture and equipment accounted for $155,163 and $131,664 for the nine month periods ended September 30, 2001 and September 30, 2000, respectively. The increase in depreciation is due to the construction of a permanent branch building that replaced a modular building in Blacksburg as well as the construction of a new branch in Gaffney, which opened on August 9, 2001. Also, due to the move to the permanent Blacksburg building, $76,654 of fixed asset costs related to the temporary building were charged off in the nine months ended September 30, 2001. Office supplies accounted for $42,195 and $35,105 for the nine month periods ended September 30, 2001 and September 30, 2000, respectively. Data processing accounted for $126,140 and $113,856 for the nine month periods ended September 30, 2001 and September 30, 2000, respectively. The increase in payroll is due to increased number of employees based on the growth of the bank. Office supplies and data processing expenses increased due to growth of the bank.

Income Taxes
The income tax provision for the three months ended September 30, 2001 was $31,049 as compared to $50,153 for the same period in 2000. The effective tax rate was 36% for the three months ended September 30, 2001 and September 30, 2000. The income tax provision for the nine months ended September 30, 2001 and 2000 was $84,474 and $118,619, respectively. The decrease was a result of a decrease in income before taxes. The effective tax rate was 36% for the nine months ended September 30, 2001 and 2000.

-----------------------------------------------------------------------------

Assets and Liabilities
During the first nine months of 2001, total assets increased $2,746,404, or 6.11%, when compared to December 31, 2000. The primary growth in assets was in loans, which increased $2,100,809, or 5.89%, since December 31, 2000. Total liabilities increased $2,596,370, or 6.72%, when compared to December 31, 2000. Within the deposit area, savings accounts, which include money market accounts, increased 60.56%, interest bearing transaction accounts decreased 3.10%, non-interest bearing transaction accounts increased 8.86%, and time deposits decreased 3.36%. We closely monitor and seek to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Loans
Balances within the major loan categories as of September 30, 2001 and December 31, 2000 are as follows:

                                                                           September 30,        December 31,
                                                                           -------------        ------------
                                                                                2001                 2000
                                                                                ----                 ----

Commercial and Industrial                                               $  6,755,020                 $  6,414,785
Real Estate - Construction                                                 1,836,132                    1,118,659
Real Estate - Other                                                       22,979,689                   21,735,152
Installment and consumer credit lines                                      6,175,951                    6,377,387
                                                                        ------------                 ------------
                                                                        $ 37,746,792                 $ 35,645,983
                                                                        ============                 ============
Allowance for loan loss, December 31, 2000                              $    466,835
Provision                                                                     76,000
Recoveries                                                                    30,786
Charge-offs                                                                  (42,272)
Allowance for loan loss, September 30, 2001                             $    531,349
                                                                        ------------
Gross loans outstanding, December 31, 2000                              $ 35,645,983
                                                                        ------------
Gross loans outstanding, September 30, 2001                             $ 37,746,792
Nonaccrual Loans, September 30, 2001                                    $    145,116
Allowance for loan losses to loans outstanding, December 31, 2000                                           1.31%
                                                                                                            -----

Allowance for loan losses to loans outstanding, September 30, 2001                                          1.41%
                                                                                                            ----

Deposits
Balances within the major deposit categories as of September 30, 2001 and December 31, 2000 are as follows:

                                                   September 30, 2001                   December 31, 2000
                                                   ------------------                   -----------------
Non-interest bearing demand deposits                $           5,490,434               $            5,043,706
Interest bearing demand deposits                                5,729,007                            5,912,179
Savings deposits                                                7,151,095                            4,453,755
Time deposit $100,000 and over                                  4,622,300                            4,625,975
Other Time Deposits                                            16,034,264                           16,749,602
                                                    ---------------------               ----------------------
                                                    $          39,027,100               $           36,785,217
                                                    ======================              ======================


-----------------------------------------------------------------------------

Liquidity

We meet liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liabilities side for interest-bearing deposit accounts. One measure of the level of liquidity is the loan-to-total borrowed funds ratio, which was 92% at September 30, 2001 and 93% at December 31, 2000. The Bank also maintains liquidity using a line of credit with the Federal Home Loan Bank, which is equal to 10% of the Bank's total assets, and a line of credit with The Bankers Bank of $1.5 million.

Capital Resources

Total shareholders' equity increased $150,034 to $6,439,020 at September 30, 2001. The increase is attributable to income for the period. Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital (Tier 1 capital plus Tier 2) to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 3.0%.

The following table summarizes our risk-based capital at September 30, 2001 (in thousands):

Shareholders' equity                                    $    6,439
Less: intangibles                                                1
                                                           -------
Tier 1 capital                                          $    6,438

Plus: allowance for loan losses (1)                            494
                                                           -------
Total Capital                                           $    6,932

Risk-Weighted assets                                    $   39,574

Risk based capital ratios
         Tier 1                                              16.27
         Total capital                                       17.52
         Leverage ratio                                      13.25
(1) limited to 1.25% of risk-weighted assets


We believe that capital should continue to be adequate for the next 12 months.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

 Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

         (a) Exhibits -  None.
         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FNB BANCSHARES, INC.
                                             (Registrant)


Date: November 3, 2001                By:  /s/ V. Stephen Moss
                                       -----------------------------------------
                                             V. Stephen Moss
                                      President and Chief Executive Officer


                                      By:  /s/ John W. Hobbs
                                         ---------------------------------------
                                               John W. Hobbs
                                      Principal Accounting and Chief
                                              Financial Officer