Form 10KSB
period 2001-12-31
FNB BANCSHARES INC /SC/
filed 2002-03-15
CIK 1009162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
For the fiscal year ended December 31, 2001

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ________ to ________

Commission file no. 000-22505

FNB BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

South Carolina	57-1033165

(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

217 North Granard Street
Gaffney, South Carolina	29341

(Address of Principal Executive Offices)	(Zip Code)

(864) 488-2265

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     The issuer’s income for its most recent fiscal year was $247,525. As of March 5, 2002, 616,338 shares of Common Stock were issued and outstanding.

     The aggregate market value of the Common Stock held by non-affiliates of the Company on March 5, 2002 was $4,460,165. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company’s Board of Directors of $10.25 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

     Transitional Small Business Disclosure Format. (Check one): Yes ☐            No ☒

DOCUMENTS INCORPORATED BY REFERENCE

     The Company’s Annual Report to Shareholders for the year ended December 31, 2001 is incorporated by reference in this Form 10-KSB in Part II, Items 6 and 7. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002 is incorporated by reference in this Form 10-KSB in Part III, Items 9 through 12.

SUPERVISION AND REGULATION
SIGNATURES
INDEX TO EXHIBITS
ANNUAL REPORT TO SHAREHOLDERS
SUBSIDIARIES OF THE COMPANY

Item 1. Description of Business

     This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

     FNB Bancshares, Inc. was incorporated in South Carolina on September 27, 1995 for the purpose of operating as a bank holding company. The Company’s wholly owned subsidiary, First National Bank of the Carolinas, commenced business on October 18, 1996 and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer, and commercial loans to the general public. Our bank has a main office in Gaffney and two branch offices in Blacksburg, South Carolina and Gaffney, South Carolina. The bank is organized as a national banking association under the laws of the United States, with deposits insured by the FDIC. The bank is a member of the Federal Reserve System.

Location and Service Area

     The bank engages in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, and individuals, primarily in Gaffney, South Carolina and the surrounding area, including Cherokee County. The principal executive offices of both the company and the bank are located at 217 North Granard Street, Gaffney, South Carolina 29342. The address of the Blacksburg office is 207 West Cherokee Street, Blacksburg, South Carolina 29702. The

address of the second Gaffney office is 626 Chesnee Highway, Gaffney, South Carolina 29341. The company’s telephone number is (864) 488-2265. See “Item 2. Description of Property.”

     Our primary service area is Cherokee County, South Carolina. Blacksburg and Gaffney are approximately eight miles from each other and are the two largest municipalities in Cherokee County. Cherokee County is part of a five-county metropolitan statistical area covering the “upstate” area of South Carolina, including Greenville, Spartanburg, Pickens, Cherokee, and Laurens Counties. Cherokee County is located between the major metropolitan statistical areas of Greenville-Spartanburg-Anderson of South Carolina and Charlotte-Gastonia-Rock Hill of North Carolina. The counties from Greenville-Spartanburg-Anderson to Charlotte-Gastonia-Rock Hill and Cherokee and Laurens make up an area that is known to many as the “I-85 Business Belt.” The presence of I-85 enhances the economic potential of the area by linking the seven counties to other major southeastern markets, including the Charlotte and Atlanta markets, which are easily accessible to this area by I-85.

     Cherokee County’s economy is dominated by manufacturing and agriculture. With over 60 manufacturing plants, including the Nestle Frozen Foods Company, Milliken & Co. — Magnolia Finishing Plant, and the Timken Company, Cherokee County enjoys a diversified manufacturing community. Manufacturing companies employ approximately 50% of the county’s workforce, and the textile mills products sector accounts for nearly 50% of this manufacturing employment.

Marketing Focus

     Most of the banks in the Cherokee County area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Cherokee County area, management believes there has been a void in the community banking market in the Cherokee County area and believes that the bank is successfully filling this void. As a result, we generally do not attempt to compete for the banking relationships of large corporations, but we concentrate our efforts on small- to medium-sized businesses and on individuals.

Banking Services

     The bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the bank’s principal market area at rates competitive to those offered in the Cherokee County area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs) and, beginning in February 2001 and through Raymond James, brokerage services. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

Lending Activities

     General. The bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the bank’s market area.

     Real Estate Loans. One of the primary components of the bank’s loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates are fixed or adjustable. The bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the bank typically requires personal guarantees of the principal owners of the property backed with a review by the bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the bank’s borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The bank competes for real estate loans with a number of bank competitors which are well established in the Cherokee County area. Most of these competitors have substantially greater resources and lending limits than the bank. As a result, the bank occasionally must charge a lower interest rate to attract borrowers. See   “— Competition”. The bank also originates loans for sale into the secondary market. The bank attempts to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

     Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The principal economic risk associated with each category of loans, including commercial loans, is the creditworthiness of the bank’s borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Cherokee County area, especially the tourist economy. The well-established banks in the Cherokee County area will make proportionately more loans to medium- to large-sized businesses than the bank. Many of the bank’s commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

     Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 48 months. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit is generally the same as applied by the bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire fifteen years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness our borrowers, and the principal competitors for consumer loans are the established banks in the Cherokee County area.

     Loan Approval and Review. The bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit. We have established a management loan committee that must approve to its limit any loan over the President’s lending limit. The bank’s loan committee approves any loan over the management loan committee authority. We do not make any loans to directors, officers, or employees of the bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with us (excluding consumer loans less than $20,000 which are available at employee rates).

     Lending Limits. The bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to us), in general we are subject to a loan-to-one-borrower limit. This limit will increase or decrease as the bank’s capital increases or decreases. Unless we are able to sell participations in our loans to other financial institutions, we will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Other Banking Services

     Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, brokerage services and automatic drafts for various accounts. The bank is associated with a shared network of automated teller machines that may be used by our customers throughout South Carolina and other regions. We also offer MasterCard and VISA credit card services through a correspondent bank as an agent for the bank.

Competition

     The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Cherokee County area and elsewhere. As of December 31, 2001, there were four commercial banks (none of which are headquartered in Cherokee County), one savings bank, and one credit union operating in Cherokee County. A number of these competitors are well established in the Cherokee County area. Most of them have substantially greater resources and lending limits than our bank and offer certain services, such as extensive and established branch networks and trust services, that we either do not expect to provide or do not currently provide. As a result of these competitive factors, the bank may have to pay higher rates of interest to attract deposits.

Employees

     We have 28 full-time employees as of December 31, 2001.

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

Gramm-Leach-Bliley Act

     The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

     The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

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

     The Bank Holding Company Act. Under the Bank Holding Company Act, our holding company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the holding company level are limited to:

•	banking and managing or controlling banks;
•	furnishing services to or performing services for our subsidiaries; and
•	engaging in other activities that the Federal Reserve determines to be so closely related to banking
•	and managing or controlling banks as to be a proper incident thereto.

     Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;

•	acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
•	merging or consolidating with another bank holding company.

     In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

•	making or servicing loans and certain types of leases;
•	engaging in certain insurance and discount brokerage activities;
•	performing certain data processing services;
•	acting in certain circumstances as a fiduciary or investment or financial adviser;
•	owning savings associations; and
•	making investments in certain corporations or projects designed primarily to promote community welfare.

     The Federal Reserve Board imposes certain capital requirements on our holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to capital requirements and certain other restrictions, our holding company is able to borrow money to make a capital contribution to our bank, and these loans may be repaid from dividends paid from our bank to our company. Our ability to pay dividends is subject to regulatory restrictions as described below in “First National Bank of the Carolinas — Dividends.” Our holding company is also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

     Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, our holding company is expected to act as a source of financial strength to our bank and to commit resources to support our bank in circumstances in which our holding company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank’s holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

     South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

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

     The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of our bank’s operations, including:

•	security devices and procedures;
•	adequacy of capitalization and loss reserves;
•	loans;
•	investments;
•	borrowings;
•	deposits;
•	mergers;
•	issuances of securities;
•	payment of dividends;
•	interest rates payable on deposits;
•	interest rates or fees chargeable on loans;
•	establishment of branches;
•	corporate reorganizations;
•	maintenance of books and records; and
•	adequacy of staff training to carry on safe lending and deposit gathering practices.

     The Office of the Comptroller of the Currency requires banks to maintain specified capital ratios and imposes limitations on banks’ aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires banks to prepare quarterly reports on their financial condition and to conduct annual audits of their financial affairs in compliance with its minimum standards and procedures.

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

•	internal controls;
•	information systems and audit systems;
•	loan documentation;
•	credit underwriting;
•	interest rate risk exposure; and
•	asset quality.

     National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days’ prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

     Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Transactions With Affiliates and Insiders. Our bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of our bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

     Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

     Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

     The deposit operations of the bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either our holding company or our bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

     The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as “well capitalized.”

     Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•	submit a capital restoration plan;
•	raise additional capital;
•	restrict their growth, deposit interest rates, and other activities;
•	improve their management;
•	eliminate management fees; or
•	divest themselves of all or a part of their operations.

     These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

     Enforcement Powers. The Financial Institutions Reform, Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

     Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

     Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2. Description of Property

     Gaffney Property. Our principal place of business and the main office of the bank is located on property that we own at the corner of Granard Street and West Meadow Street in Gaffney, South Carolina. The banking facility is approximately 11,000 square feet and costs approximately $1,500,000, including furniture, fixtures, and equipment. We completed construction of these facilities in late 1998 and commenced operations from these new facilities in January 1999.

     Blacksburg Property. We also operate a branch of the bank out of a Blacksburg office facility at 207 West Cherokee Street, Blacksburg, South Carolina 29702. The Blacksburg site, which we own, is on approximately one acre of land. We have constructed a permanent banking facility of 2,550 square feet on the site at an approximate cost of $600,000 which was paid out of funds from operations of the bank and, to the extent necessary, remaining proceeds of the offering.

     Chesnee Highway Property. We also operate a branch of the bank out of a second Gaffney office facility at 626 Chesnee Highway, Gaffney, South Carolina 29341. The Chesnee Highway site, which we own, is on approximately two acres of land. We have constructed a permanent banking facility of 2,550 square feet on the site at an approximate cost of $700,000 which was paid out of funds from operations of the bank.

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

Item 5. Market for Common Equity and Related Stockholder Matters.

     In response to this Item, the information contained on page 41 of the company’s Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     In response to this Item, the information contained on pages 4 through 18 of the company’s Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7. Financial Statements

     In response to this Item, the information contained on pages 19 through 39 of the company’s Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     In response to this Item, the information contained on page 10 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002 is incorporated herein by reference.

Item 10. Executive Compensation

     In response to this Item, the information contained on pages 5 through 7 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002 is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     In response to this Item, the information contained on page 8 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002 is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

     In response to this Item, the information contained on page 10 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002 is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K

(a)       The following documents are filed as part of this report:

Exhibit
Number	Description

13	Annual Report to Shareholders for the year ended December 31, 2001.

21.1	Subsidiaries of the Company

(b)       Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCSHARES, INC.

Date: March 15, 2002	By:	/s/ V. Stephen Moss

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

Signature	Title	Date

/s/ Richard D. Gardner		March 15, 2002

Richard D. Gardner	Director

/s/ Barry Hamrick		March 15, 2002

Barry Hamrick	Director

/s/ Haskell D. Mallory		March 15, 2002

Haskell D. Mallory	Director

/s/ Bill Mason		March 15, 2002

Bill Mason	Director

Signature	Title	Date

/s/ V. Stephen Moss		March 15, 2002

V. Stephen Moss	Director;
President and CEO

/s/ Harold D. Pennington, Jr.		March 15, 2002

Harold D. Pennington, Jr.	Director

/s/ Harold D. Pennington, Sr.		March 15, 2002

Harold D. Pennington, Sr.	Director

/s/ Heyward W. Porter		March 15, 2002

Heyward W. Porter	Director

/s/ Kim Barrs		March 15, 2002

Kimberly D. Barrs	Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

13	Annual Report to Shareholders for the year ended December 31, 2001

21.1	Subsidiaries of the Company