Form 10QSB
period 2002-03-31
FNB BANCSHARES INC /SC/
filed 2002-05-09
CIK 1009162

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X _______ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

______ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-1546

                              FNB Bancshares, Inc.
                   ------------------------------------------
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

                                 Not Applicable
                     --------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ X ___ No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 647,123 shares of common stock, par value $.01 per share, were issued and outstanding as of April 22, 2002.

 Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                  --        --

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                            FNB Bancshares, Inc.
                                        Consolidated Balance Sheets
                                                (unaudited)
Assets                                                          March 31, 2002          December 31, 2001
------                                                          --------------          -----------------
Cash and cash equivalents:
     Cash and due from banks                                     $   2,428,130             $   2,769,532
     Federal funds sold                                              1,129,000                   738,000
                                                                 -------------             -------------
                                                                     3,557,130                 3,507,532
Investment securities:
      Securities available for sale                                  1,779,812                         -
      Securities held to maturity (estimated market
             value: 2002 - $2,058,046; 2001 - $3,780,078)            2,049,561                 3,749,464
      Non-marketable equity securities                                 358,311                   358,311
                                                                 -------------             -------------
                                                                     4,187,684                 4,107,775

Loans receivable                                                    42,856,665                40,099,660
      Less allowance for loan loss                                    (567,318)                 (546,376)
                                                                 --------------            --------------
         Loans, net                                                 42,289,347                39,553,284

Premises and equipment                                               3,412,406                 3,409,580
Accrued interest receivable                                            255,159                   312,075
Other assets                                                           307,098                   343,520
                                                                 -------------             -------------
                  Total assets                                   $  54,008,824             $  51,233,766
                                                                 =============             =============

Liabilities
Deposits:
       Non-interest bearing transaction accounts                 $   7,065,837             $   7,302,392
       Interest bearing transaction accounts                         7,438,321                 6,152,178
       Savings                                                       7,326,640                 6,090,582
       Time deposits $100,000 and over                               5,993,327                 4,958,558
       Other time deposits                                          17,031,519                15,915,481
                                                                 -------------             -------------
                                                                    44,855,644                40,419,191

Advances from the Federal Home Loan Bank                             2,000,000                 3,000,000
Securities sold under agreements to repurchase                         406,041                 1,125,204
Accrued interest payable                                                52,559                    60,597
Other liabilities                                                       80,409                    92,263
                                                                 -------------             -------------
         Total liabilities                                          47,394,653                44,697,255
                                                                 -------------             -------------

Stockholders' equity
       Preferred stock, $.01 par value; 10,000,000
shares authorized and unissued
       Common stock, $.01 par value; 10,000,000 shares
             authorized; 647,123 shares issued at March 31,
             2002 and December 31, 2001                                  6,471                     6,163
      Capital surplus                                                6,450,645                 6,112,318
      Retained earnings                                                168,957                   418,030
      Accumulated other comprehensive loss                             (11,902)                        -
                                                                 -------------             -------------
            Total stockholders' equity                               6,614,171                 6,536,511
                                                                 -------------             -------------
                  Total liabilities and stockholders' equity     $  54,008,824             $  51,233,766
                                                                 =============             =============

See Accompanying Notes to Consolidated Financial Statements



                                            FNB Bancshares, Inc.
                                     Consolidated Statements of Income
                                    For the three months ended March 31
                                                (Unaudited)
                                                                           2002                  2001
                                                                           ----                  ----

Interest income
         Loans, including fees                                         $   830,942           $   850,755
         Investment securities, taxable                                     50,500                59,163
         Federal funds sold                                                  9,981                27,921
                                                                       -----------           -----------

                  Total interest income                                    891,423               937,839
                                                                       -----------           -----------

Interest expense
         Deposits                                                          251,341               396,900
         Advances from the FHLB                                             16,391                14,272
         Securities sold under agreement to repurchase                       4,863                 9,074
                                                                       -----------           -----------
                  Total interest expense                                   272,595               420,246
                                                                       -----------           -----------

Net interest income                                                        618,828               517,593
         Provision for loan loss                                            28,000                39,000
                                                                       -----------           -----------
Net interest income after provision for loan losses                        590,828               478,593
                                                                       -----------           -----------

Other income
         Service charges on deposit accounts                                63,287                68,330
         Mortgage origination fees                                          23,319                12,074
         Brokerage service fees                                             10,756                     -
         Other service charges, commissions and fees                        24,030                23,317
                                                                       -----------           -----------
                                                                           121,392               103,721
                                                                       -----------           -----------
Other expense
         Salaries and employee benefits                                    294,211               245,867
         Occupancy expense                                                  44,621                38,917
         Furniture and equipment                                            45,762                46,157
         Write-down on disposal of assets                                        -                76,654
         Data processing                                                    50,100                39,346
         Other operating expense                                           137,011               117,620
                                                                       -----------           -----------
                                                                           571,705               564,561
                                                                       -----------           -----------

Income before income tax expense                                           140,515                17,753
Income tax expense                                                          50,585                 6,408
                                                                       -----------           -----------
Net income                                                             $    89,930           $    11,345
                                                                       ===========            ==========

Per share
         Average shares outstanding - basic                            $   647,123           $   647,123
         Net income - basic                                            $      0.14           $      0.02

              Average shares outstanding - diluted                     $   654,155           $   647,123
              Net income - diluted                                     $      0.14           $      0.02


See Accompanying Notes to Consolidated Financial Statements



                              FNB Bancshares, Inc.
 Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
                  for the periods ended March 31, 2002 and 2001
                                   (Unaudited)
                                   Accumulated

                                         Common Stock                                             Other
                                         ------------         Capital        Retained         Comprehensive
                                    Shares       Amount      Surplus        Earnings              Loss            Total
                                    ------       ------      -------         --------              ----           -----

Balance, December 31, 2000             616,338   $   6,163   $ 6,112,318    $    170,505               -        $ 6,288,986
Net income and
         comprehensive income                -           -             -          11,345               -             11,345
                                    ----------   ---------   -----------    ------------    ------------        -----------
Balance, March 31, 2001                616,338   $   6,163   $ 6,112,318    $    181,850    $          -        $ 6,300,331
                                    ==========   =========   ===========    ============    ============        ===========

Balance, December 31, 2001             616,338   $   6,163   $ 6,112,318    $    418,030    $          -        $ 6,536,511
Comprehensive income:
     Net income                                                                  89,930                              89,930
     Net unrealized losses on
          securities available for
          sale (net of tax effect of
          $6,695)                                                                                (11,902)           (11,902)
                                                                                                                 ----------
Total comprehensive income                                                                                           78,028
                                                                                                                 ----------
Issuance of 5% common stock
         dividend                      30,785          308       338,327       (338,635)               -                  -
Cash in lieu of fractional         ----------    ---------   -----------    ------------     ------------        ----------
         shares                             -            -            -            (368)               -               (368)
                                   ----------    ---------   -----------    ------------     ------------        ----------
Balance, March 31, 2002               647,123     $  6,471   $ 6,450,645    $   168,957     $    (11,902)       $ 6,614,171
                                   ==========    =========   ===========    ============     ============        ==========



See Accompanying Notes to Consolidated Financial Statements


                              FNB Bancshares, Inc.
                       Unaudited Statements of Cash Flows
                       For the three months ended March 31
                                                                            2002                    2001
                                                                            ----                    ----

Cash flows from operating activities:
Net income                                                              $     89,930             $     11,345
Adjustments to reconcile net income to net cash provided by
operating activities
         Provision for loan losses                                            28,000                   39,000
         Depreciation                                                         54,264                   46,807
              Accretion of discounts on investment securities                   (510)                  (4,532)
         Decrease in interest receivable                                      56,916                   26,125
         Decrease in interest payable                                         (8,038)                  (7,754)
         (Increase) decrease in other assets                                  43,117                  (25,299)
         Decrease in other liabilities                                       (12,222)                 (60,026)
                                                                       -------------             ------------
                  Net cash provided by operating activities                  251,457                   25,666

Cash flows from investing activities:
         Purchase securities held to maturity                               (699,465)              (3,064,484)
         Maturity of securities held to maturity                           2,400,000                3,050,000
              Purchase of securities available for sale                   (1,806,375)                       -
              Principle repayments on securities available for sale            7,844                        -
         Net increase in loans receivable                                 (2,764,063)                (354,889)
         Net increase in premises and equipment                              (57,090)                (173,411)
                                                                       -------------             ------------
                  Net cash used by investing activities                   (2,919,149)                (542,784)

Cash flows from financing activities:
         Net increase in deposits                                          4,436,453                1,650,564
         Decrease in advances from the FHLB                               (1,000,000)                       -
              Net increase (decrease) in repurchase agreements              (719,163)                 724,751
                                                                       -------------             ------------
                  Net cash provided by financing activities                2,717,290                2,375,315
                                                                       -------------             ------------
Net increase in cash and cash equivalents                                     49,598                1,858,197
                                                                       -------------             ------------

Cash and cash equivalents, beginning of period                             3,507,532                2,637,957
                                                                       -------------             ------------

Cash and cash equivalents, end of period                               $   3,557,130             $  4,496,154
                                                                       =============             ============

Supplemental disclosure of cash flow data: Cash paid during the period for:
              Interest                                                 $     280,633             $    428,000
              Income taxes                                                    11,287                    4,508

Supplemental disclosure for non-cash investing activity:
        Change in unrealized loss on securities available for sale           (11,902)                       -
              net of income taxes
        Dividends payable - cash in lieu of fractional shares                   (368)                       -


See Accompanying Notes to Consolidated Financial Statements

                              FNB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 were prepared in accordance with the instructions for Form 10-QSB. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at March 31, 2002, and the results of operations and cash flows for the periods ended March 31, 2002 and 2001 have been included. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, the estimates affect the reported income and expense during the reporting period. Actual results could differ from these estimates and assumptions. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-KSB.

Note 2 - Investment Securities

Investment securities classified as "Held to Maturity" are carried at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Investment securities classified as "Available for Sale" are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

Note 3 - Stock Dividend

On March 19, 2002, the Board of Directors approved a five percent (5%) common stock dividend payable April 19, 2002 to shareholders of record April 5, 2002. All share and per share data has been retroactively restated to reflect the stock dividend.

Note 4 - Reclassifications

Certain captions and amounts in the 2001 financial statements were reclassified to conform with the 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following is a discussion of the Company's financial condition as of March 31, 2002 compared to December 31, 2001, and the results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Critical Accounting Policies
We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.


Results of Operations for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001:

The Company reported consolidated net income for the quarter ended March 31, 2002 of $89,930, compared to net income of $11,345 for the quarter ended
March 31, 2001. Excluding the one-time write-down of fixed assets associated with the closing of the temporary facility in Blacksburg, South Carolina, net income for the quarter was $60,404. Excluding the one-time write-down, net income for the quarter ended March 31, 2002 increased $29,526 or 49%, compared to net income for the quarter ended March 31, 2001. The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

Net Interest Income
Net interest income for the three months ended March 31, 2002 was $618,828, compared to $517,593 for the three months ended March 31, 2001. Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. The increase in net interest income of $101,235 or 20% is due to an increase in average interest earning assets of approximately $6.6 million offset by a decrease in yield on earning assets of 166 basis points from 9.20% for the quarter ended March 31, 2001 to 7.54% for the quarter ended March 31, 2002. The increase in net interest income is also a result of the decrease in the Company's cost of interest bearing liabilities of 215 basis points from 4.98% for the quarter ended March 31, 2001 to 2.83% for the quarter ended March 31, 2002. This decrease in cost of funds more than offset the increase in average interest bearing liabilities of approximately $4.8 million.

For the quarters ended March 31, 2002 and 2001, the Company's net interest margin was 5.23% and 5.07%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in net interest margin is related primarily to the 215 basis point reduction in the average cost of funds resulting from the decreasing interest rate environment throughout 2001. The rate decreases were offset somewhat by the 166 basis point decrease in the yield on assets during the same period as new loans were funded at market rates and variable rate loans repriced to market rates.

Provision for Loan Losses
The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Board of Directors reviews and approves the appropriate level for the allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in its markets, and a review of historical statistical data for both the Company and other financial institutions. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company's income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. For the three months ended March 31, 2002, the provision charged to expense was $28,000 compared to $39,000 charged to expense for the three months ended March 31, 2001. The allowance for loan losses was $567,318 as of March 31, 2002, or 1.32% of gross loans as compared to $546,376 as of December 31, 2001, or 1.36% of gross loans and $493,996 as of March 31, 2001 or 1.37% of gross loans. Net charge-offs for the quarter ended March 31, 2002 were $7,058 compared to $11,839 for the quarter ended March 31, 2001. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Other Income
Non-interest income for the three months ended March 31, 2002 was $121,392 compared to $103,721 for the three months ended March 31, 2001. The most significant portion of other income is service charges on deposit accounts which totaled $63,287 for the quarter ended March 31, 2002 compared to 68,330 for the quarter ended March 31, 2002. Mortgage origination fees increased from $12,074 for the quarter ended March 31, 2001 to $23,319 for the quarter ended March 31, 2002 as a result of the favorable

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

interest rate environment. The Company began offering brokerage services through Raymond James in February, 2001. Fees earned from this service totaled $10,756 for the quarter ended March 31, 2002. Other service charges, commissions and fees were $24,030 and $23,317 for the quarters ended March 31, 2002 and 2001, respectively.

Other Expense
Non-Interest Expense for the three month period ended March 31, 2002 was $571,705 as compared to $564,561 for the three month period ended March 31, 2001. Salaries and employee benefits comprise $294,211 and $245,867, respectively, of this total other expense. The increase in salaries and employee benefits is partially due to the opening of an additional branch in August 2001 on Highway 11 in Gaffney. Occupancy and furniture and equipment expenses increased from $85,074 for the quarter ended March 31, 2001 to $90,383 also as a result of the opening of the Highway 11 branch. As a result of the move to the permanent Blacksburg building, $76,654 of fixed asset costs related to the temporary building were charged off in the quarter ended March 31, 2001. Data processing expenses were $50,100 and $39,346 for the three month periods ended March 31, 2002 and March 31, 2001, respectively. This increase in data processing expenses is a result of the increased transaction volume which is a result of the increase in the Company's customer base.

Income Taxes
Income tax expense for the three months ended March 31, 2002 was $50,585 as compared to $6,408 for the same period in 2001. The effective tax rate was 36.0% for the quarter ended March 31, 2002 and 36.1% for the quarter ended March 31, 2001.

Balance Sheet Review
Total assets as of March 31, 2002 were $54,008,824 representing an increase of $2,775,058 or 5.42% compared to December 31, 2001 total assets of $51,233,766.
The increase in assets is due primarily to loan growth of approximately $2.8 million from December 31, 2001 to March 31, 2002. This increase was funded solely through deposit growth. Total deposits increased approximately $4.4 million or 11% from December 31, 2001 to March 31, 2002. The strong deposit growth was adequate to cover loan growth and allowed the Company to repay a daily rate credit advance from the FHLB. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

Loans and the allowance for loan losses
Balances within the major loan categories as of March 31, 2002 and December 31, 2001 and a rollforward of the allowance for loan losses for the quarters ended March 31, 2002 and March 31, 2001 follows:

                                                                         March 31, 2002       December 31, 2001
                                                                         --------------       -----------------
Loan composition:
Commercial and industrial                                                    8,062,926            7,597,065
Real estate - construction                                                   2,268,534            2,165,128
Real estate - other                                                         25,995,715           23,926,931
Installment and consumer credit lines                                        6,529,490            6,410,536
                                                                        --------------        -------------
                                                                            42,856,665           40,099,660
                                                                        ==============        =============

                                                                         March 31, 2002        March 31, 2001
                                                                         --------------        -------------
Allowance for loan losses:
Allowance for loan loss, January 1, 2002                                       546,376              466,835
Provision                                                                       28,000               39,000
Recoveries                                                                         609                2,582
Charge-offs                                                                     (7,667)             (14,421)
                                                                          ------------        -------------
Allowance for loan loss, March 31, 2002                                        567,318              493,996
                                                                          ------------        -------------
Non-accrual loans, March 31, 2002 and 2001                                     528,172              178,853
Non-accrual loans, December 31, 2001                                                                279,231
Allowance for loan losses to loans outstanding, March 31, 2002 and 2001           1.32%                1.37%
Allowance for loan losses to loans outstanding, December 31, 2001                                      1.36%


Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, and investments available for sale. Additional sources of funds available through the Bank for additional liquidity needs include borrowing from the Federal Home Loan Bank, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of non-interest bearing and interest bearing transaction accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

Impact of Off-Balance Sheet Instruments
The Company has certain off-balance-sheet instruments in the form of contractual commitments to extend credit to customers. These legally binding commitments have set expiration dates and are at predetermined interest rates. The underwriting criteria for these commitments is the same as for loans in the Company's loan portfolio. Collateral is also obtained, if necessary, based on the credit evaluation of each borrower. Although many of the commitments will expire unused, management believes that they have the necessary resources to fund these commitments.

Capital Resources
Total stockholders' equity increased $77,660 from December 31, 2001 to $6,614,171 at March 31, 2002. The increase is attributable to income for the period offset slightly by the unrealized loss on securities available for sale. Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital and Tier 2 capital. The first two ratios, which are based on the degree of credit risk in the Company's assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 3.0%. At March 31, 2002 and 2001, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.


The following table summarizes the Company's risk-based capital at March 31, 2002 (in thousands):

Shareholders' equity                                           $      6,614
Less: unrealized losses on securities available for sale                (12)
                                                               ------------
Tier 1 capital                                                 $      6,626
                                                               ============

Plus: allowance for loan losses (1)                                     564
                                                               ------------
Total Capital                                                  $      7,190
                                                               ============

Risk-Weighted assets                                           $     45,121

Risk based capital ratios
         Tier 1                                                       14.69%
         Total capital                                                15.94%
         Leverage ratio                                               12.36%

(1)      limited to 1.25% of risk-weighted assets

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

Accounting and Reporting Changes
In July, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling of interests method of accounting for business combinations and requires the use of the purchase method. The Statement also requires that intangible assets be reported separately from goodwill. This Statement is effective for all transactions initiated after June 30, 2001. Under SFAS 142, goodwill is no longer subject to amortization; however, it should be evaluated for impairment on at least an annual basis and adjusted to its fair value. In addition, an acquired intangible should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of intent to do so. However, the FASB recommends that financial institutions continue to follow the basic guidelines of SFAS 72 in recording and amortizing goodwill and other unidentifiable intangible assets. The Company adopted SFAS 141 on July 1, 2001. SFAS 142 is effective for entities with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. The adoption of these Statements did not have a material impact on the consolidated financial statements.

Impact of Inflation and Changing Prices
The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. As of March 31, 2002, management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Not Applicable.

Item 2. Changes in Securities
-----------------------------

Not Applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

There were no matters to be voted upon by the security holders during the quarter ended March 31, 2002.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

         (a) Exhibits -  None.

         (b) Reports on Form 8-K - On January 29, 2002, the Company filed a Form 8-K announcing the appointment of Kimberly D. Barrs as Chief Financial Officer.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FNB BANCSHARES, INC.
                                 (Registrant)


Date: May 8, 2002             By:  /s/ V. Stephen Moss
                                 -----------------------------------------------
                                 V. Stephen Moss
                                 President and Chief Executive Officer


                              By:  /s/ Kimberly D. Barrs
                                 -----------------------------------------------
                                 Kimberly D. Barrs
                                   Principal Accounting and
                                   Chief Financial Officer