Form 10QSB
period 2002-06-30
FNB BANCSHARES INC /SC/
filed 2002-08-14
CIK 1009162

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange -- Act of 1934 For the quarterly period ended June 30, 2002

   Transition report under Section 13 or 15(d) of the Exchange Act For the
-- transition period from                to
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


                   P.O. Box 1539, Gaffney, South Carolina 29342
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                (864) 488 - 2265
                                ----------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report)


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 647,123 shares of common stock, par value $.01 per share, were issued and outstanding as of August 5, 2002.

         Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                                       ---   ---

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                           FNB Bancshares, Inc.
                                       Consolidated Balance Sheets
                                               (unaudited)
                                                               June 30, 2002          December 31, 2001
                                                               -------------          -----------------
Assets
------
Cash and cash equivalents:
     Cash and due from banks                                     $   794,703              $ 2,769,532
     Federal funds sold                                            1,355,000                  738,000
                                                                 -----------              -----------
                                                                   2,149,703                3,507,532
Investment securities:
      Securities available for sale                                3,176,494                        -
      Securities held to maturity (estimated market                1,549,659                3,749,464
         value: 2002 - $1,569,797; 2001 - $3,780,078)
      Non-marketable equity securities                               358,311                  358,311
                                                                 -----------              -----------
                                                                   5,084,464                4,107,775

Loans receivable                                                  46,784,445               40,099,660
      Less allowance for loan loss                                  (614,839)                (546,376)
                                                                 -----------              -----------
         Loans, net                                               46,169,606               39,553,284

Premises and equipment                                             3,418,717                3,409,580
Accrued interest receivable                                          278,331                  312,075
Real estate owned                                                          -                   81,050
Other assets                                                         200,468                  265,054
                                                                 -----------              -----------
                  Total assets                                   $ 57,301,289             $51,236,350
                                                                 ============             ===========

Liabilities
Deposits:
       Non-interest bearing transaction accounts                 $ 6,805,557              $ 7,302,392
       Interest bearing transaction accounts                       7,724,864                6,152,178
       Savings                                                     9,863,738                6,090,582
       Time deposits $100,000 and over                             5,982,329                4,958,558
       Other time deposits                                        16,424,369               15,915,481
                                                                 -----------              -----------
                                                                  46,800,857               40,419,191

Advances from the Federal Home Loan Bank                           2,000,000                3,000,000
Securities sold under agreements to repurchase                     1,560,157                1,125,204
Accrued interest payable                                              40,019                   60,597
Other liabilities                                                    106,889                   94,847
                                                                 -----------              -----------
         Total liabilities                                        50,507,922               44,699,839
                                                                 -----------              -----------

Stockholders' equity
       Preferred stock, $.01 par value; 10,000,000
          shares authorized and unissued
       Common stock, $.01 par value; 10,000,000 shares                 6,471                    6,163
          authorized; 647,123 shares issued at June
          30, 2002 and December 31, 2001
      Capital surplus                                              6,450,645                6,112,318
      Retained earnings                                              309,591                  418,030
      Accumulated other comprehensive income                          26,660                        -
                                                                 -----------              -----------
         Total stockholders' equity                                6,793,367                6,536,511
                                                                 -----------              -----------
               Total liabilities and stockholders' equity        $57,301,289              $51,236,350
                                                                 ===========              ===========

                            See Accompanying Notes to Consolidated Financial Statements


                                            FNB Bancshares, Inc.
                                     Consolidated Statements of Income
                                     For the three months ended June 30
                                                (Unaudited)
                                                                          2002                  2001
                                                                          ----                  ----
Interest income
         Loans, including fees                                         $   895,009           $   855,671
         Investment securities, taxable                                     49,741                52,229
         Investment securities, non-taxable                                  2,784                     -
         Federal funds sold                                                  5,033                23,845
                                                                       -----------           -----------
                  Total interest income                                    952,567               931,745
                                                                       -----------           -----------

Interest expense
         Deposits                                                          236,576               374,546
         Advances from FHLB                                                 14,724                11,733
         Securities sold under agreement to repurchase                       6,571                 6,627
                                                                       -----------           -----------
                  Total interest expense                                   257,871               392,906
                                                                       -----------           -----------

Net interest income                                                        694,696               538,839
         Provision for loan loss                                            46,000                13,000
                                                                       -----------           -----------
Net interest income after provision for loan losses                        648,696               525,839
                                                                       -----------           -----------

Other income
         Service charges on deposit accounts                               106,686                60,666
         Mortgage origination fees                                          19,436                13,756
         Brokerage service fees                                             16,833                22,566
         Other service charges, commissions and fees                        25,735                25,499
                                                                       -----------           -----------
                                                                           168,690               122,487
                                                                       -----------           -----------
Other expense
         Salaries and employee benefits                                    302,325               264,642
         Occupancy expense                                                  48,069                35,157
         Furniture and equipment                                            51,733                48,605
         Office supplies                                                    13,954                16,401
         Data processing                                                    49,653                44,504
         Other operating expense                                           133,353               108,464
                                                                       -----------           -----------
                                                                           599,087               517,773
                                                                       -----------           -----------

Income before income tax expense                                           218,299               130,553
Income tax expense                                                          77,665                47,017
                                                                       -----------           -----------
Net income                                                             $   140,634           $    83,536
                                                                       ===========           ===========

Per share
         Average shares outstanding - basic                                647,123               647,123
         Net income - basic                                            $      0.22           $      0.13
         Average shares outstanding - diluted                              665,350               647,123
         Net income - diluted                                          $      0.21           $      0.13


                            See Accompanying Notes to Consolidated Financial Statements


                                            FNB Bancshares, Inc.
                                     Consolidated Statements of Income
                                      For the six months ended June 30
                                                (Unaudited)
                                                                          2002                  2001
                                                                          ----                  ----
Interest income
         Loans, including fees                                         $1,725,950            $1,706,427
         Investment securities, taxable                                   100,241               111,394
         Investment securities, non-taxable                                 2,784                     -
         Federal funds sold                                                15,015                51,766
                                                                       ----------            ----------
                  Total interest income                                 1,843,990             1,869,587
                                                                       ----------            ----------

Interest expense
         Deposits                                                         487,917               771,447
         Advances from FHLB                                                31,115                26,005
         Securities sold under agreement to repurchase                     11,434                15,701
                                                                       ----------            ----------
                  Total interest expense                                  530,466               813,153
                                                                       ----------            ----------

Net interest income                                                     1,313,524             1,056,434
         Provision for loan loss                                           74,000                52,000
                                                                       ----------            ----------
Net interest income after provision for loan losses                     1,239,524             1,004,434
                                                                       ----------            ----------

Other income
         Service charges on deposit accounts                              168,611               128,203
         Mortgage origination fees                                         42,755                25,830
         Brokerage service fees                                            27,589                22,566
         Other service charges, commissions and fees                       51,127                49,608
                                                                       ----------            ----------
                                                                          290,082               226,207
                                                                       ----------            ----------
Other expense
         Salaries and employee benefits                                   596,537               510,510
         Occupancy expense                                                 92,690                74,074
         Furniture and equipment                                           97,495                94,761
         Write-down on disposal of assets                                       -                76,654
         Office supplies                                                   30,967                28,523
         Data processing                                                   99,753                83,851
         Other operating expense                                          253,350               213,962
                                                                       ----------            ----------
                                                                        1,170,792             1,082,335
                                                                       ----------            ----------

Income before income tax expense                                          358,814               148,306
Income tax expense                                                        128,250                53,425
                                                                       ----------            ----------
Net income                                                             $  230,564            $   94,881
                                                                       ==========            ==========

Per share
         Average shares outstanding - basic                               647,123               647,123
         Net income - basic                                            $     0.36            $     0.15
         Average shares outstanding - diluted                             658,760               647,123
         Net income - diluted                                          $     0.35            $     0.15


                            See Accompanying Notes to Consolidated Financial Statements


                                                    FNB Bancshares, Inc.
                    Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
                                        for the periods ended June 30, 2002 and 2001
                                                        (Unaudited)
                                                                                              Accumulated
                                                                                                 Other
                                         Common Stock        Capital        Retained         Comprehensive
                                         ------------
                                    Shares       Amount      Surplus        Earnings             Income           Total
                                    ------       ------      -------        --------             ------           -----

Balance, December 31, 2000         616,338      $ 6,163      $ 6,112,318     $  170,505                -         $ 6,288,986
Net income and
       comprehensive income              -            -                -         94,881                -              94,881
                                  --------      -------      -----------     ----------        ---------          ----------

Balance, June 30, 2001             616,338      $ 6,163      $ 6,112,318    $  265,386        $       -          $ 6,383,867
                                  ========      =======      ===========    ==========         =========          ===========

Balance, December 31, 2001         616,338      $ 6,163      $ 6,112,318    $  418,030        $       -          $ 6,536,511
Comprehensive income:
     Net income                          -            -                -       230,564                -              230,564
     Net unrealized gains on
       securities available for
       sale (net of tax effect of
       $14,997)                          -            -                -            -           26,660                26,660
                                                                                                                 -----------
Total comprehensive income                                                                                           257,224
                                                                                                                 -----------
Issuance of 5% common stock
       dividend                     30,785          308          338,327      (338,635)               -                    -
Cash in lieu of fractional
       shares                            -            -                -          (368)               -                 (368)
                                  --------      -------      -----------    ----------        ---------          -----------

Balance, June 30, 2002             647,123      $ 6,471      $ 6,450,645    $  309,591        $  26,660          $ 6,793,367
                                   =======      =======      ===========    ==========        =========          ============



                            See Accompanying Notes to Consolidated Financial Statements


                              FNB Bancshares, Inc.
                       Unaudited Statements of Cash Flows
                        For the six months ended June 30
                                                                            2002                    2001
                                                                            ----                    ----
Cash flows from operating activities:
Net income                                                               $  230,564                $   94,881

Adjustments to reconcile net income to net cash provided by
operating activities
          Provision for loan losses                                          74,000                    52,000
          Depreciation                                                      113,352                    97,325
          Accretion of discounts on investment securities                       (72)                   (3,295)
          Loss on sale of real estate owned                                   5,550                         -
          Decrease in interest receivable                                    33,744                    26,541
          Decrease in interest payable                                      (20,578)                  (21,483)
          (Increase) decrease in other assets                                49,589                   (48,891)
          Increase (decrease) in other liabilities                           12,042                   (57,197)
                                                                         ----------                ----------
                  Net cash provided by operating activities                 498,191                   139,881

Cash flows from investing activities:
          Purchase of securities held to maturity                          (699,465)               (4,213,735)
          Maturity of securities held to maturity                         2,900,000                 4,200,000
          Purchase of securities available for sale                      (3,175,750)                        -
          Principle repayments on securities available for sale              40,255                         -
          Net increase in loans made to customers                        (6,690,322)               (1,524,398)
          Proceeds from the sale of real estate owned                        75,500                         -
          Net increase in premises and equipment                           (122,489)                 (541,727)
                                                                         ----------                ----------
                  Net cash used by investing activities                  (7,672,271)               (2,079,860)

Cash flows from financing activities:
          Net increase in deposits                                        6,381,666                 1,523,624
          Decrease in advances from the FHLB                             (1,000,000)                        -
          Net increase in repurchase agreements                             434,953                    92,384
          Cash in lieu of fractional shares                                    (368)                        -
                                                                         ----------                ----------
                  Net cash provided by financing activities               5,816,251                 1,616,008
                                                                         ----------                ----------

Net decrease in cash and cash equivalents                                (1,357,829)                 (323,971)
                                                                         ----------                ----------

Cash and cash equivalents, beginning of period                            3,507,532                 2,637,957
                                                                         ----------                ----------

Cash and cash equivalents, end of period                                 $2,149,703                $2,313,986
                                                                         ==========                ==========

Supplemental disclosure of cash flow data:
    Cash paid during the period for:
          Interest                                                       $  551,044                $  834,636
          Income taxes                                                       84,437                    73,658

Supplemental disclosure for non-cash investing activity:
    Change in unrealized gain on securities available for sale,
          net of income taxes                                                26,660                         -

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

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 were prepared in accordance with the instructions for Form 10-QSB. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2002, and the results of operations and cash flows for the periods ended June 30, 2002 and 2001 have been included. The results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, the estimates affect the reported income and expense during the reporting period. Actual results could differ from these estimates and assumptions. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-KSB.

Note 2 - Investment Securities
------------------------------

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

Note 3 - Stock Dividend
-----------------------

On March 19, 2002, the Board of Directors approved a five percent (5%) common stock dividend payable April 19, 2002 to shareholders of record April 5, 2002. All share and per share data has been retroactively restated to reflect the stock dividend.

Note 4 - Reclassifications
--------------------------

Certain captions and amounts in the 2001 financial statements were reclassified to conform with the 2002 presentation.

------------------------------------------
Item 2. Management's Discussion and Analysis of Plan of Operation.
        ---------------------------------------------------------

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, First National Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

   o     the effects of future economic conditions;
   o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
   o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
   o     our ability to control costs, expenses, and loan delinquency rates; and
   o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.


Critical Accounting Policies
----------------------------
We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

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

------------------------------------------

Item 2. Management's Discussion and Analysis of Plan of Operation.(continued)
        -----------------------------------------------------------------------

Results of operations for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001:

The Company reported consolidated net income for the quarter ended June 30, 2002 of $140,634, compared to net income of $83,536 for the quarter ended June 30, 2001. Net income for the quarter ended June 30, 2002 increased $57,098, or 68%, compared to net income for the quarter ended June 30, 2001. The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.

Net Interest Income
-------------------
Net interest income for the three months ended June 30, 2002 was $694,696, compared to $538,839 for the three months ended June 30, 2001. Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. The increase in net interest income of $155,857, or 29%, is due to an increase in average interest earning assets of approximately $8.7 million offset by a decrease in yield on earning assets of 135 basis points from 8.83% for the quarter ended June 30, 2001 to 7.48% for the quarter ended June 30, 2002. The increase in net interest income is also a result of the decrease in the Company's cost of interest bearing liabilities of 207 basis points from 4.52% for the quarter ended June 30, 2001 to 2.45% for the quarter ended June 30, 2002. This decrease in cost of funds more than offset the increase in average interest bearing liabilities of approximately $7.3 million.

For the quarters ended June 30, 2002 and 2001, the Company's net interest margin was 5.46% and 5.11%, respectively. The net interest margin is calculated as annualized net interest income divided by quarter-to-date average earning assets. The increase in net interest margin is related primarily to the 207 basis point reduction in the average cost of funds resulting from the decreasing interest rate environment throughout 2001. The rate decreases were offset somewhat by the 135 basis point decrease in the yield on assets during the same period as new loans were funded at market rates and variable rate loans repriced to market rates.

Provision for Loan Losses
-------------------------
The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Board of Directors reviews and approves the appropriate level for the allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in its markets, and a review of historical statistical data for both the Company and other financial institutions. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company's income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. For the three months ended June 30, 2002, the provision charged to expense was $46,000 compared to $13,000 charged to expense for the three months ended June 30, 2001. The allowance for loan losses was $614,839 as of June 30, 2002, or 1.31% of gross loans as compared to $546,376 as of December 31, 2001, or 1.36% of gross loans and $521,689 as of June 30, 2001, or 1.40% of gross loans. Net recoveries for the quarter ended June 30, 2002 were $1,521 compared to $14,693 for the quarter ended June 30, 2001. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

------------------------------------------
Item 2. Management's Discussion and Analysis of Plan of Operation.(continued)
        -----------------------------------------------------------------------

Other Income
------------
Non-interest income for the three months ended June 30, 2002 was $168,690 compared to $122,487 for the three months ended June 30, 2001. The most significant portion of other income is service charges on deposit accounts, which totaled $106,686 for the quarter ended June 30, 2002 compared to $60,666 for the quarter ended June 30, 2001. The increase of $46,020 is a result of the increase in service charge amounts and the introduction of a new overdraft privilege product. Mortgage origination fees increased from $13,756 for the quarter ended June 30, 2001 to $19,436 for the quarter ended June 30, 2002 as a result of the favorable interest rate environment. The Company began offering brokerage services through Raymond James in February, 2001. Fees earned from this service totaled $16,833 for the quarter ended June 30, 2002 compared to $22,566 for the quarter ended June 30, 2001. Other service charges, commissions and fees were $25,735 and $25,499 for the quarters ended June 30, 2002 and 2001, respectively.

Other Expense
-------------
Non-Interest expense for the three month period ended June 30, 2002 was $599,087 as compared to $517,773 for the three month period ended June 30, 2001. Salaries and employee benefits comprise $302,325 and $264,642, respectively, of this total other expense. The increase in salaries and employee benefits is partially due to the opening of an additional branch in August 2001 on Highway 11 in Gaffney. Occupancy and furniture and equipment expenses increased from $83,762 for the quarter ended June 30, 2001 to $99,802 for the quarter ended June 30, 2002, also as a result of the opening of the Highway 11 branch. Data processing expenses were $49,653 and $44,504 for the three month periods ended June 30, 2002 and June 30, 2001, respectively. This increase in data processing expenses is a result of the increased transaction volume which is a result of the increase in the Company's customer base.

Income Taxes
------------
Income tax expense for the three months ended June 30, 2002 was $77,665 as compared to $47,017 for the same period in 2001. The effective tax rate was 35.6% for the quarter ended June 30, 2002 and 36.0% for the quarter ended June 30, 2001. This slight decrease in the effective tax rate is due to non-taxable interest income on investment securities.

Results of operations for the six months ended June 30, 2002 compared to the six months ended June 30, 2001:

The Company reported consolidated net income for the six months ended June 30, 2002 of $230,564, compared to net income of $94,881 for the six months ended June 30, 2001. Excluding the one-time write-down of fixed assets associated with the closing of the bank's temporary facility in Blacksburg, South Carolina, net income for the six months ended June 30, 2001 was $143,940. Excluding the one-time write-down, net income for the six months ended June 30, 2002 increased $86,624, or 60%, compared to net income for the six months ended June 30, 2001. The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.

------------------------------------------
Item 2. Management's Discussion and Analysis of Plan of Operation.(continued)
        -----------------------------------------------------------------------

Net Interest Income
-------------------
Net interest income for the six months ended June 30, 2002 was $1,313,524, compared to $1,056,434 for the six months ended June 30, 2001. Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. The increase in net interest income of $257,090, or 24%, is due to an increase in average interest earning assets of approximately $7.8 million offset by a decrease in yield on earning assets of 152 basis points from 9.00% for the six months ended June 30, 2001 to 7.48% for the six months ended June 30, 2002. The increase in net interest income is also a result of the decrease in the Company's cost of interest bearing liabilities of 212 basis points from 4.75% for the six months ended June 30, 2001 to 2.63% for the six months ended June 30, 2002. This decrease in cost of funds more than offset the increase in average interest bearing liabilities of approximately $6.1 million.

For the six months ended June 30, 2002 and 2001, the Company's net interest margin was 5.33% and 5.09%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in net interest margin is related primarily to the 212 basis point reduction in the average cost of funds resulting from the decreasing interest rate environment throughout 2001. The rate decreases were offset somewhat by the 152 basis point decrease in the yield on assets during the same period as new loans were funded at market rates and variable rate loans repriced to market rates.

Provision for Loan Losses
-------------------------
For the six months ended June 30, 2002, the provision charged to expense was $74,000 compared to $52,000 for the six months ended June 30, 2001. The allowance for loan losses was $614,839 as of June 30, 2002, or 1.31% of gross loans as compared to $546,376 as of December 31, 2001, or 1.36% of gross loans and $521,689 as of June 30, 2001, or 1.40% of gross loans. Net charge-offs for the six months ended June 30, 2002 were $5,537 compared to net recoveries of $2,854 for the six months ended June 30, 2001.

Other Income
------------
Non-interest income for the six months ended June 30, 2002 was $290,082 compared to $226,207 for the six months ended June 30, 2001. The most significant portion of other income is service charges on deposit accounts which totaled $168,611 for the six months ended June 30, 2002 compared to $128,203 for the six months ended June 30, 2001. The increase of $40,408 is a result of the increase in service charge amounts and the introduction of a new overdraft privilege product. Mortgage origination fees increased from $25,830 for the six months ended June 30, 2001 to $42,755 for the six months ended June 30, 2002 as a result of the favorable interest rate environment. The Company began offering brokerage services through Raymond James in February, 2001. Fees earned from this service totaled $27,589 for the six months ended June 30, 2002 compared to $22,566 for the six months ended June 30, 2001. Other service charges, commissions and fees were $51,127 and $49,608 for the six monthss ended June 30, 2002 and 2001, respectively.

Other Expense
-------------
Non-Interest expense for the six month period ended June 30, 2002 was $1,170,792 as compared to $1,082,335 for the six month period ended June 30, 2001. Salaries and employee benefits comprise $596,537 and $510,510, respectively, of this total other expense. The increase in salaries and employee benefits is partially due to the opening of an additional branch in August 2001 on Highway 11 in Gaffney. Occupancy and furniture and equipment expenses increased from $168,835 for the six months ended June 30, 2001 to $190,185 also as a result of the opening of the Highway 11 branch. As a result of the move to the permanent Blacksburg building, $76,654 of fixed asset costs related to the temporary building were charged off in the six months ended June 30, 2001. Data processing expenses were $99,753 and $83,851 for the six month periods ended June 30, 2002 and June 30, 2001, respectively. This increase in data

------------------------------------------
Item 2. Management's Discussion and Analysis of Plan of Operation.(continued)
        -----------------------------------------------------------------------

processing expenses is a result of the increased transaction volume which is a result of the increase in the Company's customer base.

Income Taxes
------------
Income tax expense for the six months ended June 30, 2002 was $128,250 as compared to $53,425 for the same period in 2001. The effective tax rate was 35.7% for the six months ended June 30, 2002 and 36.0% for the six months ended June 30, 2001. This slight decrease in the effective tax rate is due to non-taxable interest income on investment securities.

Balance Sheet Review
--------------------
Total assets as of June 30, 2002 were $57,301,289, representing an increase of $6,064,939, or 12%, compared to December 31, 2001 total assets of $51,236,350.
The increase in assets is due primarily to loan growth of approximately $6.6 million from December 31, 2001 to June 30, 2002. This increase was funded through deposit growth and repurchase agreements. Total deposits increased approximately $6.4 million, or 16%, from December 31, 2001 to June 30, 2002. Repurchase agreements increased $434,953 from December 31, 2001 to June 30, 2002. The strong deposit growth and increase in repurchase agreements were significant to covering loan growth and allowed the Company to repay a daily rate credit advance from the FHLB. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Loans and the Allowance for Loan Losses
---------------------------------------
Balances within the major loan categories as of June 30, 2002 and December 31, 2001 and a roll-forward of the allowance for loan losses for the six months ended June 30, 2002 and June 30, 2001 follows:

                                                                            June 30, 2002       December 31, 2001
                                                                           -------------       -----------------
Loan composition:
Commercial and industrial                                                  $   7,257,568       $   7,597,065
Real estate - construction                                                     2,818,836           2,165,128
Real estate - other                                                           30,460,765          23,926,931
Installment and consumer credit lines                                          6,247,276           6,410,536
                                                                           -------------       -------------

                                                                           $  46,784,445       $  40,099,660
                                                                           =============       =============

                                                                           June 30, 2002         June 30, 2001
                                                                           -------------         -------------
Allowance for loan losses:
Allowance for loan loss, January 1                                         $     546,376             466,835
Provision                                                                         74,000              52,000
Recoveries                                                                         8,147              28,703
Charge-offs                                                                      (13,684)            (25,849)
                                                                           -------------       -------------
Allowance for loan loss, June 30                                           $     614,839       $     521,689
                                                                           -------------       -------------

Non-accrual loans, June 30, 2002 and 2001                                  $     284,128       $     250,124
Non-accrual loans, December 31, 2001                                                                 279,231

Allowance for loan losses to loans outstanding, June 30, 2002 and 2001              1.31%               1.40%
Allowance for loan losses to loans outstanding, December 31, 2001                                       1.36%

Liquidity
---------
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, and investments available for sale. Additional sources of funds available through the Bank for additional liquidity needs include borrowing from the Federal Home

------------------------------------------
Item 2. Management's Discussion and Analysis of Plan of Operation.(continued)
        -----------------------------------------------------------------------

Loan Bank, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of non-interest bearing and interest bearing transaction accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

Impact of Off-balance Sheet Instruments
---------------------------------------
Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $8.3 million through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources
-----------------
Total stockholders' equity increased $256,856 from December 31, 2001 to $6,793,367 at June 30, 2002. The increase is attributable to income for the period and unrealized gains on securities available for sale. Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital and Tier 2 capital. The first two ratios, which are based on the degree of credit risk in the Company's assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 3.0%. At June 30, 2002 and 2001, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

------------------------------------------
Item 2. Management's Discussion and Analysis of Plan of Operation.(continued)
        -----------------------------------------------------------------------

The following table summarizes the Company's risk-based capital at June 30, 2002 (in thousands):

Shareholders' equity                                          $     6,793
Less: unrealized gains on securities available for sale                26
                                                                   ------
Tier 1 capital                                                $     6,767

Plus: allowance for loan losses (1)                                   612
                                                                   ------
Total Capital                                                 $     7,379

Risk-Weighted assets                                          $    48,976

Risk based capital ratios
         Tier 1                                                     13.82%
         Total capital                                              15.07%
         Leverage ratio                                             12.02%
(1) limited to 1.25% of risk-weighted assets

Accounting and Reporting Changes
--------------------------------
In July, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling of interests method of accounting for business combinations and requires the use of the purchase method. The Statement also requires that intangible assets be reported separately from goodwill. This Statement is effective for all transactions initiated after June 30, 2001. Under SFAS 142, goodwill is no longer subject to amortization; however, it should be evaluated for impairment on at least an annual basis and adjusted to its fair value. In addition, an acquired intangible should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of intent to do so. However, the FASB recommends that financial institutions continue to follow the basic guidelines of SFAS 72 in recording and amortizing goodwill and other unidentifiable intangible assets. The Company adopted SFAS 141 on July 1, 2001. SFAS 142 is effective for entities with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. The adoption of these Statements did not have a material impact on the consolidated financial statements.

Impact of Inflation and Changing Prices
---------------------------------------
The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. As of June 30, 2002, management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The annual meeting of shareholders was held on April 23, 2002 for which there was only one matter submitted to a vote of security holders.

Our bylaws provides that the board of directors shall be divided into three classes with each class to be as nearly equal in number as possible. The bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Barry
L. Hamrick and Harold D. Pennington Jr. The current Class II directors are Richard D. Gardner, Harold D. Pennington, Sr., and Heyward W. Porter. The current Class III directors are Haskell D. Mallory, Bill H. Mason, and V. Stephen Moss. The current terms of the Class I directors expired at this year's annual meeting held April 23, 2002 therefore leaving the Class I directors up for reelection. Each of the Class I directors was reelected by a plurality of the votes cast. There were 410,224 votes for the reelection of Barry L. Hamrick, 2,152 votes withheld, and no votes against Mr. Hamrick's reelection. There were 410,224 votes for the reelection of Harold D. Pennington, Jr., 2,152 votes withheld, and no votes against Mr. Pennington's reelection. The terms of the Class II directors will expire at the 2003 annual shareholders meeting, and the terms of the Class III directors will expire at the 2004 annual shareholders meeting.

There were no other matters submitted for a vote of security holders.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

     (a)   Exhibits:   None

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FNB BANCSHARES, INC.
                                     (Registrant)


Date:    August 9, 2002              By: /s/ V. Stephen Moss
                                         --------------------------------------
                                         V. Stephen Moss
                                         President and Chief Executive Officer


                                     By: /s/ Kimberly D. Barrs
                                         --------------------------------------
                                         Kimberly D. Barrs
                                         Principal Accounting and Chief
                                           Financial Officer