Form 10QSB
period 2002-09-30
FNB BANCSHARES INC /SC/
filed 2002-11-13
CIK 1009162

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of --- 1934 For the quarterly period ended September 30, 2002

    Transition report under Section 13 or 15(d) of the Exchange Act For the
--- transition period from              to
                           ------------    -----------

                          Commission File No. 333-1546

                              FNB Bancshares, Inc.
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

        South Carolina                               57-1033165
        ---------------                           ----------------
     (State of Incorporation)            (I.R.S. Employer Identification No.)

                  P.O. Box 1539, Gaffney, South Carolina 29342
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                (864) 488 - 2265
                                ----------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 647,123 shares of common stock, par value $.01 per share, were issued and outstanding as of November 8, 2002.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                   ---    ---

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
-----------------------------

                              FNB Bancshares, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)
                                                             September 30, 2002       December 31, 2001
                                                             ------------------       -----------------
Assets
------
Cash and cash equivalents:
     Cash and due from banks                                     $   1,726,599            $   2,769,532
     Federal funds sold                                                519,000                  738,000
                                                                 -------------            -------------
                                                                     2,245,599                3,507,532
Investment securities:
      Securities available for sale                                  3,669,038                        -
      Securities held to maturity (estimated market                  1,549,757                3,749,464
             value: 2002 - $1,565,750; 2001 - $3,780,078)
      Non-marketable equity securities                                 358,311                  358,311
                                                                 -------------            -------------
                                                                     5,577,106                4,107,775

Loans receivable                                                    50,443,408               40,099,660
      Less allowance for loan loss                                    (598,646)                (546,376)
                                                                 -------------            -------------
         Loans, net                                                 49,844,762               39,553,284

Premises and equipment                                               3,462,460                3,409,580
Accrued interest receivable                                            299,749                  312,075
Real estate owned                                                       86,933                   81,050
Other assets                                                           196,647                  265,054
                                                                 -------------            -------------
                  Total assets                                   $  61,713,256            $  51,236,350
                                                                 =============            =============
Liabilities
-----------
Deposits:
    Non-interest bearing transaction accounts                  $     7,421,049            $   7,302,392
    Interest bearing transaction accounts                            7,347,634                6,152,178
    Savings and money market accounts                               12,173,456                6,090,582
    Time deposits $100,000 and over                                  6,337,702                4,958,558
    Other time deposits                                             17,660,988               15,915,481
                                                                 -------------            -------------
                                                                    50,940,829               40,419,191

Advances from the Federal Home Loan Bank                             3,000,000                3,000,000
Securities sold under agreements to repurchase                         580,674                1,125,204
Accrued interest payable                                                49,842                   60,597
Other liabilities                                                      168,447                   94,847
                                                                 -------------            -------------
         Total liabilities                                          54,739,792               44,699,839
                                                                 -------------            -------------

Stockholders' equity
   Preferred stock, $.01 par value; 10,000,000 shares
     authorized and unissued
   Common stock, $.01 par value; 10,000,000 shares                       6,471                    6,163
     authorized; 647,123 shares issued at September 30,
     2002 and December 31, 2001
   Capital surplus                                                   6,450,645                6,112,318
   Retained earnings                                                   455,560                  418,030
   Accumulated other comprehensive income                               60,788                        -
                                                                 -------------            -------------
         Total stockholders' equity                                  6,973,464                6,536,511
                                                                 -------------            -------------
              Total liabilities and stockholders' equity         $  61,713,256            $  51,236,350
                                                                 =============            =============

          See Accompanying Notes to Consolidated Financial Statements

------------------------------------------
Item 1. Financial Statements (continued)
----------------------------------------

                              FNB Bancshares, Inc.
                        Consolidated Statements of Income
                     For the three months ended September 30
                                   (Unaudited)
                                                                          2002                  2001
                                                                          ----                  ----
Interest income
         Loans, including fees                                         $   941,183           $   855,013
         Investment securities, taxable                                     55,626                49,105
         Investment securities, non-taxable                                  2,784                     -
         Federal funds sold                                                  9,219                22,939
                                                                       -----------           -----------
                  Total interest income                                  1,008,812               927,057
                                                                       -----------           -----------

Interest expense
         Deposits                                                          240,788               341,839
         Advances from FHLB                                                 23,112                 9,271
         Securities sold under agreement to repurchase                       7,813                11,915
                                                                       -----------           -----------
                  Total interest expense                                   271,713               363,025
                                                                       -----------           -----------

Net interest income                                                        737,099               564,032
         Provision for loan loss                                            57,000                24,000
                                                                       -----------           -----------
Net interest income after provision for loan losses                        680,099               540,032
                                                                       -----------           -----------

Other income
         Service charges on deposit accounts                               124,953                53,878
         Mortgage origination fees                                          18,521                 7,419
         Brokerage service fees                                             12,137                28,090
         Other service charges, commissions and fees                        25,375                21,875
                                                                       -----------           -----------
                                                                           180,986               111,262
                                                                       -----------           -----------
Other expense
         Salaries and employee benefits                                    302,236               280,925
         Occupancy expense                                                  46,926                38,848
         Furniture and equipment                                            58,002                55,957
         Write-down on disposal of assets                                   24,734                     -
         Office supplies                                                    17,201                16,136
         Data processing                                                    51,020                42,289
         Other operating expense                                           134,317               130,937
                                                                       -----------           -----------
                                                                           634,436               565,092
                                                                       -----------           -----------

Income before income tax expense                                           226,649                86,202
Income tax expense                                                          80,679                31,049
                                                                       -----------           -----------
Net income                                                             $   145,970           $    55,153
                                                                       ===========           ===========

Per share
         Average shares outstanding - basic                                647,123               647,123
         Net income - basic                                            $      0.23           $      0.09
         Average shares outstanding - diluted                              662,466               660,268
         Net income - diluted                                          $      0.22           $      0.08

           See Accompanying Notes to Consolidated Financial Statements

------------------------------------------
Item 1. Financial Statements (continued)
----------------------------------------

                              FNB Bancshares, Inc.
                        Consolidated Statements of Income
                     For the nine months ended September 30
                                   (Unaudited)
                                                                          2002                  2001
                                                                          ----                  ----
Interest income
         Loans, including fees                                         $ 2,667,133           $ 2,561,440
         Investment securities, taxable                                    155,867               160,499
         Investment securities, non-taxable                                  5,568                     -
         Federal funds sold                                                 24,234                74,705
                                                                       -----------           -----------
                  Total interest income                                  2,852,802             2,796,644
                                                                       -----------           -----------

Interest expense
         Deposits                                                          728,704             1,113,286
         Advances from FHLB                                                 54,227                35,276
         Securities sold under agreement to repurchase                      19,246                27,616
                                                                       -----------           -----------
                  Total interest expense                                   802,177             1,176,178
                                                                       -----------           -----------

Net interest income                                                      2,050,625             1,620,466
         Provision for loan loss                                           131,000                76,000
                                                                       -----------           -----------
Net interest income after provision for loan losses                      1,919,625             1,544,466
                                                                       -----------           -----------

Other income
         Service charges on deposit accounts                               293,564               182,081
         Mortgage origination fees                                          61,276                33,249
         Brokerage service fees                                             39,726                50,656
         Other service charges, commissions and fees                        76,503                71,483
                                                                       -----------           -----------
                                                                           471,069               337,469
                                                                       -----------           -----------
Other expense
         Salaries and employee benefits                                    898,773               791,434
         Occupancy expense                                                 139,615               112,922
         Furniture and equipment                                           155,497               153,182
         Write-down on disposal of assets                                   24,734                76,654
         Office supplies                                                    48,168                42,195
         Data processing                                                   150,773               126,140
         Other operating expense                                           387,672               344,900
                                                                       -----------           -----------
                                                                         1,805,232             1,647,427
                                                                       -----------           -----------

Income before income tax expense                                           585,462               234,508
Income tax expense                                                         208,929                84,474
                                                                       -----------           -----------
Net income                                                             $   376,533           $   150,034
                                                                       ===========           ===========
Per share
         Average shares outstanding - basic                                647,123               647,123
         Net income - basic                                            $      0.58           $      0.23
         Average shares outstanding - diluted                              661,621               651,505
         Net income - diluted                                          $      0.57           $      0.23

           See Accompanying Notes to Consolidated Financial Statements

-------------------------------------------
Item 1. Financial Statements (continued)
----------------------------------------

                                                    FNB Bancshares, Inc.
                    Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
                                     for the periods ended September 30, 2002 and 2001
                                                        (Unaudited)
                                                                                              Accumulated
                                         Common Stock                                            Other
                                         ------------        Capital        Retained         Comprehensive
                                    Shares       Amount      Surplus        Earnings             Income           Total
                                    ------       ------      -------        --------             ------           -----

Balance, December 31, 2000           616,338     $   6,163   $ 6,112,318    $  170,505                   -     $ 6,288,986
Net income                                 -             -             -       150,034                   -         150,034
                                    --------     ---------   -----------    ----------       -------------     -----------

Balance, September 30, 2001          616,338     $   6,163   $ 6,112,318    $  320,539       $           -     $ 6,439,020
                                    ========     =========   ===========    ==========       =============     ===========

Balance, December 31, 2001           616,338     $   6,163   $ 6,112,318    $  418,030       $           -     $ 6,536,511
Comprehensive income:
     Net income                            -             -             -       376,533                   -         376,533
     Net unrealized gains on
        securities available for
        sale (net of tax effect
        of $34,193)                        -             -             -             -              60,788          60,788
                                                                                                               -----------
Total comprehensive income                                                                                         437,321
                                                                                                               -----------
Issuance of 5% common stock
        dividend                      30,785           308       338,327      (338,635)                  -               -
Cash in lieu of fractional
        shares                             -             -             -          (368)                  -            (368)
                                    --------     ---------   -----------    ----------       -------------     -----------

Balance, September 30, 2002          647,123     $   6,471   $ 6,450,645    $  455,560       $      60,788     $ 6,973,464
                                    ========     =========   ===========    ==========       =============     ===========










           See Accompanying Notes to Consolidated Financial Statements

------------------------------------------
Item 1. Financial Statements (continued)
----------------------------------------

                              FNB Bancshares, Inc.
                       Unaudited Statements of Cash Flows
                     For the nine months ended September 30
                                                                          2002                  2001
                                                                          ----                  ----
Cash flows from operating activities:
Net income                                                             $    376,533          $    150,034
Adjustments to reconcile net income to net cash provided by
operating activities
         Provision for loan losses                                          131,000                76,000
         Depreciation                                                       179,346               155,163
         Write-down on disposal of assets                                    24,734                76,654
         Amoritization (accretion) of premiums/discounts on
            investment securities                                             1,346                (2,158)
         Loss on sale of real estate owned                                    5,550                     -
         Decrease in interest receivable                                     12,326                19,080
         Decrease in interest payable                                       (10,755)              (19,662)
         Decrease in other assets                                            34,214                77,836
         Increase (decrease) in other liabilities                            73,600               (33,387)
                                                                       ------------          ------------
                  Net cash provided by operating activities                 827,894               499,560

Cash flows from investing activities:
         Purchase of securities held to maturity                           (699,465)           (4,913,331)
         Maturity of securities held to maturity                          2,900,000             4,900,000
         Purchase of securities available for sale                       (3,691,844)                    -
         Principal repayments on securities available for                   115,613                     -
         Net increase in loans made to customers                        (10,509,411)           (2,230,754)
         Proceeds from the sale of real estate owned                         75,500                     -
         Net increase in premises and equipment                            (256,960)           (1,082,593)
                                                                       ------------          ------------
                  Net cash used by investing activities                 (12,066,567)           (3,326,678)

Cash flows from financing activities:
         Net increase in deposits                                        10,521,638             2,241,883
         Net increase (decrease) in repurchase agreements                  (544,530)              407,536
         Cash in lieu of fractional shares                                     (368)                    -
                                                                       ------------          ------------
                  Net cash provided by financing activities               9,976,740             2,649,419
                                                                       ------------          ------------

Net decrease in cash and cash equivalents                                (1,261,933)             (177,699)
                                                                       ------------          ------------

Cash and cash equivalents, beginning of period                            3,507,532             2,637,957
                                                                       ------------          ------------

Cash and cash equivalents, end of period                               $  2,245,599          $  2,460,258
                                                                       ============          ============

Supplemental disclosure of cash flow data:
    Cash paid during the period for:
         Interest                                                      $    812,932          $  1,195,840
         Income taxes                                                       122,587               109,808

Supplemental disclosure for non-cash investing activity:
        Change in unrealized gain on securities available for
           sale, net of income taxes                                         60,788                     -
         Real estate acquired through foreclosure                            86,933                30,050

           See Accompanying Notes to Consolidated Financial Statements

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

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 were prepared in accordance with the instructions for Form 10-QSB. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2002, and the results of operations and cash flows for the periods ended September 30, 2002 and 2001 have been included. The results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, the estimates affect the reported income and expense during the reporting period. Actual results could differ from these estimates and assumptions. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-KSB.

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

------------------------------------------
Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, First National Bank of the Carolinas, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

     o     the effects of future economic conditions;
     o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
     o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
     o     our ability to control costs, expenses, and loan rates; and
     o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

Critical Accounting Policies
----------------------------
We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

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

------------------------------------------
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)
-----------------------------------------------------------------------------

Results of operations for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001:

We reported consolidated net income for the quarter ended September 30, 2002 of $145,970, compared to net income of $55,153 for the quarter ended September 30, 2001. Net income for the quarter ended September 30, 2002 increased $90,817, or 165%, compared to net income for the quarter ended September 30, 2001. Excluding a one-time write-down of fixed assets (net of taxes) associated with the technology upgrade completed in August, 2002, net income for the three months ended September 30, 2002 was $161,874. Excluding this one-time write-down (net of taxes), net income for the three months ended September 30, 2002 increased $106,721, or 193%, compared to net income for the three months ended September 30, 2001. Our results of operations depend primarily on the level of our net interest income, our non-interest income and our operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.

Net Interest Income
-------------------
Net interest income for the three months ended September 30, 2002 was $737,099, compared to $564,032 for the three months ended September 30, 2001. Net interest income, the difference between the interest earned and interest cost, is the largest component of our earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. The increase in net interest income of $173,067, or 31%, is due to an increase in average interest earning assets of approximately $12.2 million offset by a decrease in yield on earning assets of 130 basis points from 8.56% for the quarter ended September 30, 2001 to 7.26% for the quarter ended September 30, 2002. The increase in net interest income is also a result of the decrease in our cost of interest bearing liabilities of 164 basis points from 3.97% for the quarter ended September 30, 2001 to 2.33% for the quarter ended September 30, 2002. This decrease in cost of funds more than offset the increase in average interest bearing liabilities of approximately $10.0 million.

For the quarters ended September 30, 2002 and 2001, our net interest margin was 5.30% and 5.21%, respectively. The net interest margin is calculated as annualized net interest income divided by quarter-to-date average earning assets. The increase in net interest margin is related primarily to the 164 basis point reduction in the average cost of funds resulting from the decreasing interest rate environment throughout 2001. The rate decreases were offset somewhat by the 130 basis point decrease in the yield on assets during the same period as new loans were funded at market rates and variable rate loans repriced to market rates.

Provision for Loan Losses
-------------------------
We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Board of Directors reviews and approves the appropriate level for the allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in its markets, and a review of historical statistical data for both the company and other financial institutions. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. For the three months ended September 30, 2002, the provision charged to expense was $57,000 compared to $24,000 charged to expense for the three months ended September 30, 2001. The allowance for loan losses was $598,646 as of September 30, 2002, or 1.19% of gross loans as compared to $546,376 as of December 31, 2001, or 1.36% of gross loans and $531,349 as of September 30, 2001, or 1.41% of gross loans. The decrease in the allowance as a percentage of gross loans as of September 30, 2002 is due to charge-offs of loans which had previously been assigned a specific reserve in the allowance model. Net charge-offs for the quarter ended September 30, 2002 were $73,193 compared to $14,340 for the quarter ended September 30, 2001. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in

------------------------------------------
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)
-----------------------------------------------------------------------------

future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Other Income
------------
Non-interest income for the three months ended September 30, 2002 was $180,986 compared to $111,262 for the three months ended September 30, 2001. The most significant portion of other income is service charges on deposit accounts, which totaled $124,953 for the quarter ended September 30, 2002 compared to $53,878 for the quarter ended September 30, 2001. The increase of $71,075 is a result of the increase in service charge amounts and the introduction of a new overdraft privilege product. Mortgage origination fees increased from $7,419 for the quarter ended September 30, 2001 to $18,521 for the quarter ended September 30, 2002 as a result of the favorable interest rate environment. We began offering brokerage services through Raymond James in February, 2001. Fees earned from this service totaled $12,137 for the quarter ended September 30, 2002 compared to $28,090 for the quarter ended September 30, 2001. The decrease in fees from the brokerage service is due to volatile market conditions during 2002. Other service charges, commissions and fees were $25,375 and $21,875 for the quarters ended September 30, 2002 and 2001, respectively.

Other Expense
-------------
Non-Interest expense for the three month period ended September 30, 2002 was $634,436 as compared to $565,092 for the three month period ended September 30, 2001. Salaries and employee benefits comprise $302,236 and $280,925 for the three month periods ended September 30, 2002 and 2001, respectively, of this total other expense. The increase in salaries and employee benefits is partially due to the opening of an additional branch in August 2001 on Highway 11 in Gaffney. Occupancy and furniture and equipment expenses increased from $94,805 for the quarter ended September 30, 2001 to $104,928 for the quarter ended September 30, 2002, also as a result of the opening of the Highway 11 branch in third quarter 2001. As a result of a technology upgrade completed in third quarter 2002, $24,734 of fixed assets costs were charged off in the third quarter 2002. Data processing expenses were $51,020 and $42,289 for the three month periods ended September 30, 2002 and September 30, 2001, respectively. This increase in data processing expenses is a result of the increased transaction volume which is a result of the growth of our customer base.

Income Taxes
------------
Income tax expense for the three months ended September 30, 2002 was $80,679 as compared to $31,049 for the same period in 2001. The effective tax rate was 35.6% for the quarter ended September 30, 2002 and 36.0% for the quarter ended September 30, 2001. This slight decrease in the effective tax rate is due to non-taxable interest income on investment securities.

Results of operations for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001:

We reported consolidated net income for the nine months ended September 30, 2002 of $376,533, compared to net income of $150,034 for the nine months ended September 30, 2001. Excluding the one-time write-down of fixed assets (net of taxes) associated with the technology upgrade completed in August, 2002, net income for the nine months ended September 30, 2002 was $392,437. Excluding the one-time write-down of fixed assets (net of taxes) associated with the closing of the bank's temporary facility in Blacksburg, South Carolina in February, 2001, net income for the nine months ended September 30, 2001 was $199,093. Excluding these one-time write-downs (net of taxes), net income for the nine months ended September 30, 2002 increased $193,344, or 97%, compared to net income for the nine months ended September 30, 2001. Our results of operations depend primarily on the level of our net interest income, non-interest income and operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.

------------------------------------------
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)
-----------------------------------------------------------------------------

Net Interest Income
-------------------
Net interest income for the nine months ended September 30, 2002 was $2,050,625 compared to $1,620,466 for the nine months ended September 30, 2001. Net interest income, the difference between the interest earned and interest paid, is the largest component of our earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. The increase in net interest income of $430,159, or 27%, is due to an increase in average interest earning assets of approximately $9.2 million offset by a decrease in yield on earning assets of 146 basis points from 8.93% for the nine months ended September 30, 2001 to 7.47% for the nine months ended September 30, 2002. The increase in net interest income is also a result of the decrease in our cost of interest bearing liabilities of 196 basis points from 4.48% for the nine months ended September 30, 2001 to 2.52% for the nine months ended September 30, 2002. This decrease in cost of funds more than offset the increase in average interest bearing liabilities of approximately $7.4 million.

For the nine months ended September 30, 2002 and 2001, our net interest margin was 5.37% and 5.18%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in net interest margin is related primarily to the 196 basis point reduction in the average cost of funds resulting from the decreasing interest rate environment throughout 2001. The rate decreases were offset somewhat by the 146 basis point decrease in the yield on assets during the same period as new loans were funded at market rates and variable rate loans repriced to market rates.

Provision for Loan Losses
-------------------------
For the nine months ended September 30, 2002, the provision charged to expense was $131,000 compared to $76,000 for the nine months ended September 30, 2001. The allowance for loan losses was $598,646 as of September 30, 2002, or 1.19% of gross loans as compared to $546,376 as of December 31, 2001, or 1.36% of gross loans and $531,349 as of September 30, 2001, or 1.41% of gross loans. The decrease in the allowance as a percentage of gross loans as of September 30, 2002 is due to charge-offs of loans which had previously been assigned a specific reserve in the allowance model. Net charge-offs for the nine months ended September 30, 2002 were $78,730 compared to $11,486 for the nine months ended September 30, 2001.

Other Income
------------
Non-interest income for the nine months ended September 30, 2002 was $471,069 compared to $337,469 for the nine months ended September 30, 2001. The most significant portion of other income is service charges on deposit accounts which totaled $293,564 for the nine months ended September 30, 2002 compared to $182,081 for the nine months ended September 30, 2001. The increase of $111,483 is a result of the increase in service charge amounts and the introduction of a new overdraft privilege product. Mortgage origination fees increased from $33,249 for the nine months ended September 30, 2001 to $61,276 for the nine months ended September 30, 2002 as a result of the favorable interest rate environment. We began offering brokerage services through Raymond James in February, 2001. Fees earned from this service totaled $39,726 for the nine months ended September 30, 2002 compared to $50,656 for the nine months ended September 30, 2001. The decrease in fees from the brokerage service is due to volatile market conditions during 2002. Other service charges, commissions and fees were $76,503 and $71,483 for the nine months ended September 30, 2002 and 2001, respectively.

Other Expense
-------------
Non-Interest expense for the nine month period ended September 30, 2002 was $1,805,232 as compared to $1,647,427 for the nine month period ended September 30, 2001. Salaries and employee benefits comprise $898,773 and $791,434 for the nine month periods ended September 30, 2002 and 2001, respectively, of this total other expense. The increase in salaries and employee benefits is partially due to the opening of an additional branch in August 2001 on Highway 11 in Gaffney. Occupancy and furniture and equipment expenses increased from $266,104 for the nine months ended September 30, 2001 to $295,112 also as a result of the opening of the Highway 11 branch. As a result of a technology upgrade completed in third quarter 2002, $24,734 of fixed assets costs were charged off in the third quarter 2002. As a result of the

------------------------------------------
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)
-----------------------------------------------------------------------------

move to the permanent Blacksburg building, $76,654 of fixed asset costs related to the temporary building were charged off in the nine months ended September 30, 2001. Data processing expenses were $150,773 and $126,140 for the nine month periods ended September 30, 2002 and September 30, 2001, respectively. This increase in data processing expenses is a result of the increased transaction volume which is a result of the growth of our customer base.

Income Taxes
------------
Income tax expense for the nine months ended September 30, 2002 was $208,929 as compared to $84,474 for the same period in 2001. The effective tax rate was 35.7% for the nine months ended September 30, 2002 and 36.0% for the nine months ended September 30, 2001. This slight decrease in the effective tax rate is due to non-taxable interest income on investment securities.

Balance Sheet Review
--------------------
Total assets as of September 30, 2002 were $61,713,256, representing an increase of $10,476,906, or 20%, compared to December 31, 2001 total assets of $51,236,350. The increase in assets is due primarily to loan growth of approximately $10.3 million from December 31, 2001 to September 30, 2002. Total deposits increased approximately $10.5 million, or 26%, from December 31, 2001 to September 30, 2002. The strong deposit growth was significant to funding loan growth. Our management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Loans and the Allowance for Loan Losses
---------------------------------------
Balances within the major loan categories as of September 30, 2002 and December 31, 2001 and a roll-forward of the allowance for loan losses for the nine months ended September 30, 2002 and September 30, 2001 follows:

Loan composition:                                        September 30, 2002      December 31, 2001
                                                         ------------------      -----------------
Commercial and industrial                                $   6,324,640           $   7,597,065
Real estate - construction                                   4,192,546               2,165,128
Real estate - other                                         33,759,936              23,926,931
Installment and consumer credit lines                        6,166,286               6,410,536
                                                         -------------           -------------
                                                         $  50,443,408           $  40,099,660
                                                         =============           =============


Allowance for loan losses:                               September 30, 2002      September 30, 2001
                                                         ------------------      ------------------
Allowance for loan loss, January 1                       $     546,376           $     466,835
Provision                                                      131,000                  76,000
Recoveries                                                      17,711                  30,786
Charge-offs                                                    (96,441)                (42,272)
                                                         -------------           -------------
Allowance for loan loss, September 30                    $     598,646           $     531,349
                                                         -------------           -------------

Non-accrual loans, September 30, 2002 and 2001           $     278,810           $    145,116
Non-accrual loans, December 31, 2001                                                  279,231

Allowance for loan losses to loans outstanding,
September 30, 2002 and 2001                                       1.19%                  1.41%
and 2001
Allowance for loan losses to loans outstanding,
December 31, 2001                                                                        1.36%

Liquidity
---------
We must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Our primary liquid assets are cash and due from banks, federal funds sold, and investments available for sale. Additional sources of funds available through our bank for additional liquidity needs include borrowing from the Federal Home Loan Bank, the purchasing of federal

------------------------------------------
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)
-----------------------------------------------------------------------------

funds from other financial institutions and increasing deposits by raising rates paid. Our core deposits consist of non-interest bearing and interest bearing transaction accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the company and the industry as a whole, such core deposits continue to provide us with a large and stable source of funds. We closely monitor our reliance on certificates of deposit greater than $100,000. We plan to meet our future needs through maturities of investments and loans and through the generation of deposits. We believe our liquidity sources are adequate to meet our operating needs and we do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position.

Impact of Off-balance Sheet Instruments
---------------------------------------
Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $7.5 million through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources
-----------------
Total stockholders' equity increased $436,953 from December 31, 2001 to $6,973,464 at September 30, 2002. The increase is attributable to income for the period and unrealized gains on securities available for sale. Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital and Tier 2 capital. The first two ratios, which are based on the degree of credit risk in our assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 3.0%. At September 30, 2002 and 2001, the bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change our or the bank's category.

------------------------------------------
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)
-----------------------------------------------------------------------------

The following table summarizes our risk-based capital at September 30, 2002 (in thousands):

Shareholders' equity                                          $       6,973
Less: unrealized gains on securities available for sale                  61
                                                              -------------
Tier 1 capital                                                $       6,912

Plus: allowance for loan losses (1)                                     599
                                                              -------------
Total Capital                                                 $       7,511

Risk-Weighted assets                                          $      52,993

Risk based capital ratios
         Tier 1                                                       13.04%
         Total capital                                                14.17%
         Leverage ratio                                               11.20%
(1) limited to 1.25% of risk-weighted assets

Accounting and Reporting Changes
--------------------------------
In July, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling of interests method of accounting for business combinations and requires the use of the purchase method. The Statement also requires that intangible assets be reported separately from goodwill. This Statement is effective for all transactions initiated after June 30, 2001. Under SFAS 142, goodwill is no longer subject to amortization; however, it should be evaluated for impairment on at least an annual basis and adjusted to its fair value. In addition, an acquired intangible should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of intent to do so. However, the FASB recommends that financial institutions continue to follow the basic guidelines of SFAS 72 in recording and amortizing goodwill and other unidentifiable intangible assets. We adopted SFAS 141 on July 1, 2001. SFAS 142 is effective for entities with fiscal years beginning after December 15, 2001. We adopted SFAS 142 on January 1, 2002. The adoption of these Statements did not have a material impact on the consolidated financial statements.

Impact of Inflation and Changing Prices
---------------------------------------
The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. As of September 30, 2002, management believes that there have been no significant changes in market risk as disclosed in our Form 10-KSB for the year ended December 31, 2001.

PART I - FINANCIAL INFORMATION
------------------------------
Item 3. Controls and Procedures
-------------------------------

Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC Filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
-------------------------

Not Applicable

Item 2. Changes in Securities
-----------------------------

Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

     (a)  Exhibits:   None

     (b)  Reports on Form 8-K:

     The following reports were filed on Form 8-K during the third quarter ended September 30, 2002.

     99.1 The Company filed a Form 8-K on August 9, 2002 to disclose that the Chief Executive Officer, V. Stephen Moss, and the Chief Financial Officer, Kimberly D. Barrs, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FNB BANCSHARES, INC.
                                  --------------------
                                  (Registrant)


Date:  November 12, 2002          By: /s/ V. Stephen Moss
                                     -----------------------------------------
                                     V. Stephen Moss
                                     President and Chief Executive Officer


                                  By: /s/ Kimberly D. Barrs
                                     -----------------------------------------
                                     Kimberly D. Barrs
                                     Principal Accounting and Chief Financial
                                     Officer

                    Certification of Chief Executive Officer

I, V. Stephen Moss, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FNB Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                     /s/ V. Stephen Moss
                                    ------------------------------
                                    V. Stephen Moss
                                    President and Chief Executive Officer

                    Certification of Chief Financial Officer

I, Kimberly D. Barrs, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FNB Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
        Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                     /s/ Kimberly D. Barrs
                                    -----------------------------------
                                    Kimberly D. Barrs
                                    Principal Accounting and Chief Financial
                                    Officer