Form 10KSB
period 2002-12-31
FNB BANCSHARES INC /SC/
filed 2003-03-24
CIK 1009162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

  X      Annual Report under Section 13 or 15(d) of the Securities Exchange Act
-----    of 1934 For the fiscal year ended December 31, 2002

         or

         Transition Report under Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934
               For the transition period from          to
                                              --------    --------
                          Commission file no. 000-22505

                              FNB BANCSHARES, INC.
                       --------------------------------
                 (Name of Small Business Issuer in Its Charter)

      South Carolina                                         57-1033165
  -----------------------                                  --------------
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

        217 North Granard Street
        Gaffney, South Carolina                             29341
     ---------------------------------------              ---------
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
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

         The issuer's income for its most recent fiscal year was $532,247. As of March 4, 2003, 647,123 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 4, 2003 was $4,979,807. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $10.90 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

         Transitional Small Business Disclosure Format. (Check one): Yes   No X
                                                                        ---  ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated by reference in this Form 10-KSB in Part II, Items 6 and 7. The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 is incorporated by reference in this Form 10-KSB in
Part III, Items 9 through 12.

Item 1.  Description of Business

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

             o   the level of allowance for loan losses;

             o   the rate of delinquencies and amounts of charge-offs;

             o   the rates of loan growth;

             o   adverse   changes  in  asset  quality  and   resulting   credit
                 risk-related losses and expenses;

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

General

         FNB Bancshares, Inc. was incorporated in South Carolina on September 27, 1995 for the purpose of operating as a bank holding company. Our wholly owned subsidiary, First National Bank of the Carolinas, commenced business on October 18, 1996 and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer, and commercial loans to the general public. Our bank has a main office in Gaffney and two branch offices in Blacksburg, South Carolina and Gaffney, South Carolina. The bank is organized as a national banking association under the laws of the United States, with deposits insured by the FDIC. The bank is a member of the Federal Reserve System.

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

Banking Services

         The bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the bank's principal market area at rates competitive to those offered in the Cherokee County area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs) and, through Raymond James, brokerage services. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

         Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 48 months. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit is generally the same as applied by the bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire fifteen years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of our borrowers, and the principal competitors for consumer loans are the established banks in the Cherokee County area.

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

Other Banking Services

         Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, brokerage services, telephone banking and automatic drafts for various accounts. The bank is associated with a shared network of automated teller machines that may be used by our customers throughout South Carolina and other regions. We also offer MasterCard and VISA credit card services through a correspondent bank as an agent for the bank.

Competition

         The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Cherokee County area and elsewhere. As of December 31, 2002, there were four commercial banks (none of which are headquartered in Cherokee County), one savings bank, and one credit union operating in Cherokee County. A number of these competitors are well established in the Cherokee County area. Most of them have substantially greater resources and lending limits than our bank and offer certain services, such as extensive and established branch networks and trust services, that we either do not expect to provide or do not currently provide. As a result of these competitive factors, the bank may have to pay higher rates of interest to attract deposits.

Employees

         We have 28 full-time employees as of December 31, 2002.


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

USA Patriot Act of 2001

         In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

         The Bank Holding Company Act. Under the Bank Holding Company Act, our holding company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the holding company level are limited to:

             o   banking and managing or controlling banks;
             o furnishing services to or performing services for our subsidiaries; and
             o engaging in other activities that the Federal Reserve determines to be so closely related to banking
             o and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

             o   acquiring substantially all the assets of any bank;
             o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
             o   merging or consolidating with another bank holding company.

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

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

             o   making or servicing loans and certain types of leases;
             o   engaging   in  certain   insurance   and   discount   brokerage
                 activities;
             o   performing certain data processing services;
             o acting in certain circumstances as a fiduciary or investment or financial adviser;
             o   owning savings associations; and
             o making investments in certain corporations or projects designed primarily to promote community welfare.

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

         The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of our bank's operations, including:

             o   security devices and procedures;
             o   adequacy of capitalization and loss reserves;
             o   loans;
             o   investments;
             o   borrowings;
             o   deposits;
             o   mergers;
             o   issuances of securities;
             o   payment of dividends;
             o   interest rates payable on deposits;
             o   interest rates or fees chargeable on loans;
             o   establishment of branches;
             o   corporate reorganizations;
             o   maintenance of books and records; and
             o adequacy of staff training to carry on safe lending and deposit gathering practices.

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

         Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

             o   internal controls;
             o   information systems and audit systems;
             o   loan documentation;

             o   credit underwriting;
             o   interest rate risk exposure; and
             o   asset quality.

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

         Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. This system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds.
Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

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

         The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

             o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
             o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
             o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

         Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

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

         Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

             o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
             o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
             o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
             o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
             o   the Fair Debt  Collection  Act,  governing  the manner in which consumer debts may be collected by collection  agencies;  and
             o   the rules  and  regulations  of the  various  federal  agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

             o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
             o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of
                 automated   teller  machines  and  other   electronic   banking
                 services.

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

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

             o   submit a capital restoration plan;
             o   raise additional capital;
             o restrict their growth, deposit interest rates, and other activities;
             o   improve their management;
             o   eliminate management fees; or
             o   divest themselves of all or a part of their operations.

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


Item 2.  Description of Property

         Gaffney Property. Our principal place of business and the main office of the bank is located on property that we own at the corner of Granard Street and West Meadow Street in Gaffney, South Carolina. The banking facility is approximately 11,000 square feet and cost approximately $1,500,000, including furniture, fixtures, and equipment. We completed construction of this facility in late 1998 and commenced operations from this new facility in January 1999.

         Blacksburg Property. We also operate a branch of the bank out of a Blacksburg office facility at 207 West Cherokee Street, Blacksburg, South Carolina 29702. The Blacksburg site, which we own, is on approximately one acre of land. We have constructed a permanent banking facility of 2,550 square feet on the site at an approximate cost of $600,000, which was paid out of funds from operations of the bank and, to the extent necessary, remaining proceeds of the offering.

         Chesnee Highway Property. We also operate a branch of the bank out of a second Gaffney office facility at 626 Chesnee Highway, Gaffney, South Carolina 29341. The Chesnee Highway site, which we own, is on approximately two acres of land. We have constructed a permanent banking facility of 2,550 square feet on the site at an approximate cost of $700,000, which was paid out of funds from operations of the bank.

         We believe that these facilities will adequately serve our needs for at least the next 12 months of operation.

Item 3.  Legal Proceedings.
--------------------------

         Neither the company nor the bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the company or the bank.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

         Our common stock is quoted on the OTC Bulletin Board under the symbol "FNBC.OB." Market makers of our common stock include ASG Securities, Inc., Baird, Patrick & Co., Inc., Hill Thompson Magid, L.P., Schwab Capital Markets L.P., and Monroe Securities, Inc. As of December 31, 2002, there were 531 shareholders of record.

         Our ability to pay cash dividends is dependent upon receiving cash in the form of dividends from First National Bank of the Carolinas. However, certain restrictions exist regarding the ability of the bank to transfer funds to the company in the form of cash dividends. All of the bank's dividends to the company are payable only from the undivided profits of the bank.

         The following table sets forth the high and low bid information as quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                      -------------------------------------- --------------------------------------
                                      2002                                   2001
                      -------------------------------------- --------------------------------------
                            High                Low                High                Low
                      ------------------ ------------------- ------------------ -------------------

First Quarter              $ 12.61             $ 9.76             $  9.52             $  9.52

Second Quarter               13.00              10.47                9.52                6.90

Third Quarter                11.25              10.50               14.28                9.52

Fourth Quarter               11.00              10.51               11.90                9.76

         The following table sets forth equity compensation plan information at December 31, 2002.

                            Equity Compensation Plan Information
                                                                                     Number of securities
                              Number of securities                                 remaining available for
                                  to be issued            Weighted-average          future issuance under
                                upon exercise of          exercise price of       equity compensation plans
                              outstanding options,      outstanding options,        (excluding securities
Plan Category                 warrants and rights        warrants and rights       reflected in column(a))
-------------                 -------------------        -------------------       -----------------------
Equity compensation
plans approved by
security holders                    129,588                    $ 9.63                       30,484


Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         In response to this Item, the information contained on pages 4 through 18 of the company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         In response to this Item, the information contained on pages 19 through 39 of the company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         On October 29, 2002, the Company dismissed the firm of Tourville, Simpson & Caskey, L.L.P. and replaced them with Dixon Odom PLLC as the auditors of the Company effective as of that date. The decision to change accountants was recommended and approved by the audit committee with authorization by the board of directors of the Company.

         The reports of Tourville, Simpson & Caskey on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of the Company's financial statements for the fiscal year ended December 31, 2000, 2001, and in the subsequent interim period, there were no disagreements with Tourville, Simpson & Caskey on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Tourville, Simpson & Caskey, would have caused Tourville, Simpson & Caskey to make reference to the matter in their report. During the fiscal year ended December 31, 2000, 2001, and in the subsequent interim period, there were no "reportable events" to describe as specified in Item 304(a)(1)(iv)(B) of Regulation S-B.

         On October 29, 2002, the Company engaged Dixon Odom PLLC as its independent auditors for the fiscal year ending December 31, 2002, to audit the Company's financial statements. During the Company's most recent fiscal year and the subsequent interim period preceding the engagement of Dixon Odom PLLC, the Company did not consult Dixon Odom PLLC on any matter requiring disclosure under
Item 304(a)(2) of Regulation S-B.

As of December 31, 2002, our former accountants, Tourville, Simspon, and Caskey, LLP, ceased doing business.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         In response to this Item, the information contained on page 9 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         In response to this Item, the information contained on pages 5 through 6 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         In response to this Item, the information contained on page 7 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         In response to this Item, the information contained on page 9 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 is incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

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

10.6. Escrow Agreement dated March 8, 1996, between The Company and The Bankers Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, File No. 333-1546)

10.7 Commitment Letter dated March 27, 1996, from Spartanburg National Bank for a $150,000 line of credit (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, File No. 333-1546)

10.8 Stock Option Plan dated as of March 25, 1997 (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1996)

13          Annual Report to Shareholders for the year ended December 31, 2002

21.1        Subsidiaries of the Company

24          Power of Attorney (Contained on signature page hereof)


-------------------------------

(b)  Reports on Form 8-K
     -------------------

         The Company filed a Form 8-K on October 29, 2002 to disclose that the Company dismissed the firm of Tourville, Simpson & Caskey, L.L.P. and replaced them with Dixon Odom PLLC as the auditors of the Company effective as of that date.

         The Company filed a Form 8-K on November 12, 2002 to disclose that the Chief Executive Officer, V. Stephen Moss, and the Chief Financial Officer, Kimberly D. Barrs, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.  Controls and Procedures
---------------------------------

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

                                        FNB BANCSHARES, INC.


Date:   March  24, 2003              By:  /s/ V. Stephen Moss
       -----------------                ------------------------------------
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


Signature                       Title                            Date
---------                       -----                            ----

/s/ Richard D. Gardner                                        March 24, 2003
-----------------------------                                 --------------
Richard D. Gardner              Director


/s/ Barry Hamrick                                             March 24, 2003
-----------------------------                                 --------------
Barry Hamrick                   Director


/s/ Haskell D. Mallory                                        March 24, 2003
-----------------------------                                 --------------
Haskell D. Mallory              Director


/s/ Bill Mason                                                March 24, 2003
-----------------------------                                 --------------
Bill Mason                      Director

Signature                         Title                          Date
---------                         -----                          ----

/s/ V. Stephen Moss                                           March 24, 2003
-----------------------------                                 --------------
V. Stephen Moss                 Director;
                                President and Chief
                                Executive Officer

/s/ Harold D. Pennington, Jr.                                 March 24, 2003
-----------------------------                                 --------------
Harold D. Pennington, Jr.       Director


/s/ Harold D. Pennington, Sr.                                 March 24, 2003
-----------------------------                                 --------------
Harold D. Pennington, Sr.       Director


/s/ Heyward W. Porter                                         March 24, 2003
-----------------------------                                 --------------
Heyward W. Porter               Director

/s/ Kimberly D. Barrs           Chief Financial Officer,      March 24, 2003
-----------------------------                                 --------------
Kimberly D. Barrs               Principal Accounting and
                                Financial Officer

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

13    Annual Report to Shareholders for the year ended December 31, 2002

21.1  Subsidiaries of the Company

24    Power of Attorney (Contained on signature page hereof)