Form 10KSB/A
period 2002-12-31
FNB BANCSHARES INC /SC/
filed 2003-03-31
CIK 1009162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Form 10-KSB/A
(Mark One)

X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

         or

         Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________ to ________

                          Commission file no. 000-22505

                              FNB BANCSHARES, INC.
                               -------------------
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

                                 (864) 488-2265
                             ----------------------
                 Issuer's Telephone Number, Including Area Code

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

 Transitional Small Business Disclosure Format. (Check one):  Yes      No   X
                                                                ------   -----

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated by reference in this Form 10-KSB in Part II, Items 6 and 7. The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 is incorporated by reference in this Form 10-KSB in Part III, Items 9 through 12.

                                EXPLANATORY NOTE

         This 10-KSB/A is being filed to add the Section 302 certifications which were inadvertently edgarized as correspondence rather than as a part of the original 10-KSB. No other changes have been made to the original 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FNB BANCSHARES, INC.


Date:   March  28, 2003                   By: /s/ V. Stephen Moss
       --------------------               -------------------------------------
                                          V. Stephen Moss
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                              Title                   Date

/s/ *                      .
----------------------------
Richard D. Gardner                     Director

/s/ *                      .
----------------------------
Barry Hamrick                          Director

/s/ *                      .
----------------------------
Haskell D. Mallory                     Director

/s/ *
----------------------------
Bill Mason                             Director

/s/ V. Stephen Moss                                            March 28, 2003
---------------------------                                    --------------
V. Stephen Moss                        Director;
                            President and Chief Executive Officer

/s/ *
---------------------------
Harold D. Pennington, Jr.              Director

/s/ *
---------------------------
Harold D. Pennington, Sr.              Director


/s/ *
---------------------------
Heyward W. Porter                      Director

/s/ *
---------------------------
Kimberly D. Barrs               Chief Financial Officer, Principal
                                Accounting and Financial Officer

/s/ *
---------------------------     As Attorney-In-Fact          March 28, 2003
V. Steven Moss                                               --------------

                                  Certification

I, V. Stephen Moss, certify that:

1. I have reviewed this annual report on Form 10-KSB of FNB Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003

                                          /s/ V. Stephen Moss
                                          -----------------------------
                                          V. Stephen Moss
                                          President and Chief Executive Officer

                                  Certification

I, Kimberly D. Barrs, certify that:

1.   I have reviewed this annual report on Form 10-KSB of FNB Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
                                                        /s/ Kimberly D. Barrs
                                                        ---------------------
                                                        Kimberly D. Barrs
                                                        Chief Financial Officer

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

10.1 Option Agreement dated October 20, 1995, between James L. Moss, as seller, and FNB Bancshares, Inc., as purchaser, for the Blacksburg office property (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, File No.333-1546)

10.2 Option Agreement dated December 31, 1995, between William K. Brumbach, Jr., Linwood B. Brumbach, Evelyn B. Sanles and Patricia Brumbach Clary, as sellers, and FNB Bancshares, Inc., as purchaser, for the secondary parcel for the Gaffney Office property (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1,
       File No. 333-1546)

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

10.6. Escrow Agreement dated March 8, 1996, between The Company and The Bankers Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, File No. 333-1546)

10.7 Commitment Letter dated March 27, 1996, from Spartanburg National Bank for a $150,000 line of credit (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, File No. 333-1546)

10.8 Stock Option Plan dated as of March 25, 1997 (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1996)

13.1 Annual Report to Shareholders for the year ended December 31, 2002 (incorporated to Exhibit 13.1 to the Company's Form 10-KSB for the period ended December 31, 2002).

21.1. Subsidiaries of the Company (incorporated to Exhibit 21.1 to the Company's Form 10-KSB for the period ended December 31,2002).

24 Power of Attorney (incorporated to Exhibit 24 to the Company's Form 10-KSB for the period ended December 31, 2002).