Form 10QSB
period 2003-03-31
FNB BANCSHARES INC /SC/
filed 2003-05-09
CIK 1009162

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of --- 1934 For the quarterly period ended March 31, 2003

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 679,279 shares of common stock, par value $.01 per share, were issued and outstanding as of May 5, 2003.

     Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                     ---     ---

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
-----------------------------

                                            FNB Bancshares, Inc.
                                  Consolidated Balance Sheets (unaudited)

Assets                                                         March 31, 2003          December 31, 2002
------                                                         --------------          -----------------

Cash and cash equivalents:
     Cash and due from banks                                     $   2,575,300             $   4,409,643
     Federal funds sold                                              8,742,000                 3,972,000
                                                                 -------------             -------------
                                                                    11,317,300                 8,381,643
Investment securities:
      Securities available for sale                                  9,655,062                 5,546,468
      Securities held to maturity (estimated market
         value: 2003 - $804,500; 2002 - $810,500)                      799,952                   799,854
      Non-marketable equity securities                                 387,311                   358,311
                                                                 -------------             -------------
                                                                    10,842,325                 6,704,633

Loans receivable                                                    52,043,620                51,792,893
       Less allowance for loan losses                                 (617,414)                 (575,923)
                                                                 -------------             -------------
         Loans, net                                                 51,426,206                51,216,970

Premises and equipment, net                                          3,351,618                 3,416,316
Accrued interest receivable                                            301,200                   281,245
Real estate owned                                                       23,375                    55,000
Other assets                                                           149,246                   150,629
                                                                 -------------             -------------
               Total assets                                      $  77,411,270             $  70,206,436
                                                                 =============             =============

Liabilities
Deposits:
       Noninterest-bearing transaction accounts                  $  12,083,970             $   8,658,167
       Interest-bearing transaction accounts                         7,652,557                 7,327,123
       Savings                                                      18,840,786                17,647,774
       Time deposits $100,000 and over                               8,492,133                 6,347,568
       Other time deposits                                          18,120,853                17,948,417
                                                                 -------------             -------------
                                                                    65,190,299                57,929,049

Advances from the Federal Home Loan Bank                             3,000,000                 3,000,000
Securities sold under agreements to repurchase                       1,768,219                 1,951,169
Accrued interest payable                                                45,207                    47,997
Other liabilities                                                      114,211                   149,012
                                                                 -------------             -------------
               Total liabilities                                    70,117,936                63,077,227
                                                                 -------------             -------------

Shareholders' equity
       Preferred stock, $.01 par value; 10,000,000
           shares authorized and unissued
       Common stock, $.01 par value; 10,000,000
           shares authorized; 679,279 shares issued and
           outstanding                                                   6,793                     6,471
      Capital surplus                                                6,820,117                 6,450,645
      Retained earnings                                                385,984                   611,274
      Accumulated other comprehensive income                            80,440                    60,819
                                                                 -------------             -------------
               Total shareholders' equity                            7,293,334                 7,129,209
                                                                 -------------             -------------
                  Total liabilities and shareholders' equity     $  77,411,270             $  70,206,436
                                                                 =============             =============

See Accompanying Notes to Consolidated Financial Statements


                                            FNB Bancshares, Inc.
                               Consolidated Statements of Income (Unaudited)
                                    For the three months ended March 31
                                                                          2003                  2002
                                                                          ----                  ----
Interest income
         Loans, including fees                                         $   925,620           $   830,942
         Investment securities                                              95,793                50,500
         Federal funds sold                                                 23,154                 9,981
                                                                       -----------           -----------
                  Total interest income                                  1,044,567               891,423
                                                                       -----------           -----------

Interest expense
         Deposits                                                          265,977               251,341
         Advances from the FHLB                                             24,091                16,391
         Securities sold under agreement to repurchase                       6,353                 4,863
                                                                       -----------           -----------
                  Total interest expense                                   296,421               272,595
                                                                       -----------           -----------

Net interest income                                                        748,146               618,828
         Provision for loan losses                                          45,000                28,000
                                                                       -----------           -----------
Net interest income after provision for loan losses                        703,146               590,828
                                                                       -----------           -----------

Other operating income
         Service charges on deposit accounts                               106,782                61,926
         Mortgage origination fees                                          34,823                23,319
         Brokerage service fees                                              7,159                10,756
         Other service charges, commissions and fees                        34,383                24,030
                                                                       -----------           -----------
                                                                           183,147               120,031
                                                                       -----------           -----------
Other operating expenses
         Salaries and employee benefits                                    308,541               294,211
         Occupancy expense                                                  47,763                44,621
         Furniture and equipment                                            68,644                45,762
         Data processing                                                    66,620                50,100
         Other operating expenses                                          164,947               135,650
                                                                       -----------           -----------
                                                                           656,515               570,344
                                                                       -----------           -----------

Income before income taxes                                                 229,778               140,515
Income tax expense                                                          82,971                50,585
                                                                       -----------           -----------
Net income                                                             $   146,807           $    89,930
                                                                       ===========           ===========

Per share
         Average shares outstanding - basic                                679,279               679,279
         Net income - basic                                            $      0.22           $      0.13
         Average shares outstanding - diluted                              696,207               689,749
         Net income - diluted                                          $      0.21           $      0.13

See Accompanying Notes to Consolidated Financial Statements

                              FNB Bancshares, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                      and Comprehensive Income (Unaudited)
                  for the periods ended March 31, 2003 and 2002

                                                                                              Accumulated
                                         Common Stock                                            Other
                                         ------------        Capital        Retained         Comprehensive
                                    Shares       Amount      Surplus        Earnings          Income(Loss)        Total
                                    ------       ------      -------        --------         -------------        -----

Balance, December 31, 2001          616,338     $ 6,163    $ 6,112,318      $ 418,030         $        -         $  6,536,511
Comprehensive income:
     Net income                                                                89,930                                  89,930
     Net unrealized losses on
        securities available for
        sale (net of tax effect of
        $6,695)                                                                                  (11,902)             (11,902)
                                                                                                                 ------------
Total comprehensive income                                                                                             78,028
                                                                                                                 ------------
Issuance of 5% common stock
         dividend                    30,785         308        338,327       (338,635)                 -                    -
Cash in lieu of fractional
         shares                           -           -              -           (368)                 -                 (368)
                                    -------     -------    -----------      ---------         ----------         ------------

Balance, March 31, 2002             647,123     $ 6,471    $ 6,450,645      $ 168,957         $  (11,902)        $  6,614,171
                                    =======     =======    ===========      =========         ==========         ============


Balance, December 31, 2002          647,123     $ 6,471    $ 6,450,645      $ 611,274         $   60,819         $  7,129,209
Comprehensive income:
     Net income                                                               146,807                                 146,807
     Net unrealized gains on
        securities available for
        sale (net of tax effect of
        $13,032)                                                                                  19,621               19,621
                                                                                                                 ------------
Total comprehensive income                                                                                            166,428
                                                                                                                 ------------
Issuance of 5% common stock
         dividend                    32,156         322        369,472       (369,794)                 -                    -
Cash in lieu of fractional
         shares                           -           -              -         (2,303)                 -               (2,303)
                                    -------     -------    -----------      ---------         ----------         ------------

Balance, March 31, 2003             679,279     $ 6,793    $ 6,820,117      $ 385,984         $   80,440         $  7,293,334
                                    =======     =======    ===========      =========         ==========         ============







See Accompanying Notes to Consolidated Financial Statements

                              FNB Bancshares, Inc.
                Consolidated Statements of Cash Flows (unaudited)
                       For the three months ended March 31
                                                                            2003                    2002
                                                                            ----                    ----
Cash flows from operating activities:
Net income                                                              $    146,807             $    89,930
Adjustments to reconcile net income to net cash provided by
    operating activities
         Provision for loan losses                                            45,000                  28,000
         Depreciation                                                         70,737                  54,264
         Accretion of discounts on investment securities                        (926)                   (510)
         Gain on sale of real estate owned                                    (3,989)                      -
         (Increase) decrease in interest receivable                          (19,955)                 56,916
         Decrease in interest payable                                         (2,790)                 (8,038)
         (Increase) decrease in other assets                                 (11,649)                 43,117
         Decrease in other liabilities                                       (37,104)                (12,222)
                                                                        ------------             -----------
                  Net cash provided by operating activities                  186,131                 251,457

Cash flows from investing activities:
         Purchase securities held to maturity                                      -                (699,465)
         Maturity of securities held to maturity                                   -               2,400,000
         Maturity of securities available for sale                         9,000,000                       -
         Purchase of securities available for sale                       (13,310,520)             (1,806,375)
         Principal repayments on securities available for sale               235,407                   7,844
         Purchase of non-marketable equity securities                        (29,000)                      -
         Net increase in loans receivable                                   (254,236)             (2,764,063)
         Proceeds from sale of real estate owned                              35,614                       -
         Net increase in premises and equipment                               (6,039)                (57,090)
                                                                        ------------             -----------
                  Net cash used in investing activities                   (4,328,774)             (2,919,149)

Cash flows from financing activities:
         Net increase in deposits                                          7,261,250               4,436,453
         Decrease in advances from the FHLB                                        -              (1,000,000)
         Net decrease in repurchase agreements                              (182,950)               (719,163)
                                                                        ------------             -----------
                  Net cash provided by financing activities                7,078,300               2,717,290
                                                                        ------------             -----------

Net increase in cash and cash equivalents                                  2,935,657                  49,598
                                                                        ------------             -----------

Cash and cash equivalents, beginning of period                             8,381,643               3,507,532
                                                                        -------------            ------------

Cash and cash equivalents, end of period                                $ 11,317,300             $ 3,557,130
                                                                        ============             ============

Supplemental disclosure of cash flow data:
    Cash paid during the period for interest                            $    299,211             $   280,633
    Cash paid during the period for income taxes                             114,576                  11,287

Supplemental disclosure for non-cash investing activity:
    Change in unrealized gain on securities available for
       sale, net of income taxes                                              19,621                 (11,902)
    Dividends payable - cash in lieu of fractional shares                     (2,303)                   (368)



See Accompanying Notes to Consolidated Financial Statements

------------------------------------------
Item 1. Financial Statements (continued)
----------------------------------------

                              FNB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Organization and Basis of Presentation
-----------------------------------------------
Organization and Consolidation - FNB Bancshares, Inc., a bank holding company (the "Company"), and its subsidiary, First National Bank of the Carolinas (the "Bank"), provide banking services to domestic markets principally in Cherokee County, South Carolina. The Bank commenced operations on October 18, 1996. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 were prepared in accordance with the instructions for Form 10-QSB. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at March 31, 2003, and the results of operations and cash flows for the periods ended March 31, 2003 and 2002 have been included. The results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, the estimates affect the reported income and expense during the reporting period. Actual results could differ from these estimates and assumptions. These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-KSB.

Note 2 - Stock Dividend
-----------------------
On March 25, 2003, the Board of Directors approved a 5% common stock dividend payable April 25, 2003 to shareholders of record April 11, 2003. On March 19, 2002, the Board of Directors approved a 5% common stock dividend payable April 19, 2002 to shareholders of record April 5, 2002. All share and per share data has been retroactively restated to reflect the stock dividends.

Note 3 - Earnings Per Share
---------------------------
Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                                              2003            2002
                                                                              ----            ----
Weighted average number of common shares used in basic EPS                  679,279          679,279
Effect of dilutive stock options                                             16,928           10,470
                                                                            -------          -------
Weighted average number of common shares and dilutive
      potential common shares used in diluted EPS                           696,207          689,749


------------------------------------------
Item 1. Financial Statements (continued)
----------------------------------------

Note 4 - Stock Compensation Plans
---------------------------------
In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Early application of the disclosure provisions is encouraged. The Company continues to account for its stock-based compensation in accordance with Accounting Principles Bulletin ("APB") Opinion No. 25 and has adopted the disclosure provisions of Statement 148 effective for all periods presented herein.

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

                                                        2003            2002
                                                        ----            ----
Net income:
   As reported                                      $ 146,807         $ 89,930
   Less:  Stock-based compensation expense
       using fair value method                         10,030            9,043
                                                    ---------         --------
 Pro forma                                            136,777           80,887

Basic earnings per share:
   As reported                                      $    0.22         $   0.13
   Pro forma                                             0.20             0.12

Diluted earnings per share:
   As reported                                      $    0.21         $   0.13
   Pro forma                                        $    0.20         $   0.12


Note 5 - Reclassifications
--------------------------
Certain captions and amounts in the 2002 financial statements were reclassified to conform with the 2003 presentation.

------------------------------------------
Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, First National Bank of the Carolinas, during the periods included in the accompanying consolidated financial statements. This commentary should be read in conjunction with the consolidated financial statements and the related notes and the other statistical information included in this report.

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

Critical Accounting Policies
----------------------------
We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our provision for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

------------------------------------------
Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Results of Operations for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002:

We reported consolidated net income for the quarter ended March 31, 2003 of $146,807 compared to net income of $89,930 for the quarter ended March 31, 2002. Net income for the quarter ended March 31, 2003 increased $56,877 or 63%, compared to net income for the quarter ended March 31, 2002. Our results of operations depends primarily on the level of our net interest income, our non-interest income and our operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.

Net Interest Income
-------------------
Net interest income for the three months ended March 31, 2003 was $748,146, compared to $618,828 for the three months ended March 31, 2002. Net interest income, the difference between the interest earned and interest cost, is the largest component of our earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. The increase in net interest income of $129,318 or 21% is due to an increase in average interest earning assets of approximately $24.4 million offset by a decrease in yield on earning assets of 168 basis points from 7.54% for the quarter ended March 31, 2002 to 5.86% for the quarter ended March 31, 2003. The increase in net interest income is also a result of the decrease in our cost of interest bearing liabilities of 81 basis points from 2.83% for the quarter ended March 31, 2002 to 2.02% for the quarter ended March 31, 2003. This decrease in cost of funds somewhat offset the increase in average interest bearing liabilities of approximately $20.4 million. The large increase in average earning assets and interest bearing liabilities is not only due to our growth throughout 2002, but is also due to large short-term deposits held by a local government agency in the first quarter of 2003.

For the quarters ended March 31, 2003 and 2002, our net interest margin was 4.20% and 5.23%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in net interest margin is related primarily to the 168 basis point reduction in the yield on earning assets as new loans were funded at market rates and variable rate loans repriced to market rates. The rate decreases were offset somewhat by the 81 basis point decrease in the cost of interest bearing liabilities during the same period resulting from the decreasing interest rate environment throughout 2002. The decrease is also due to the large short-term deposits held by the local government agency as these funds generated low interest margin due to their short-term nature.

Provision for Loan Losses
-------------------------
We have developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Board of Directors reviews and approves the appropriate level for the allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in its markets, and a review of historical statistical data for both our bank and other financial institutions. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. For the three months ended March 31, 2003, the provision charged to expense was $45,000 compared to $28,000 charged to expense for the three months ended March 31, 2002. The allowance for loan losses was $617,414 as of March 31, 2003, or 1.19% of gross loans as compared to $575,923 as of December 31, 2002, or 1.11% of gross loans and $567,318 as of March 31, 2002, or 1.32% of gross loans. Net charge-offs for the quarter ended March 31, 2003 were $3,509 compared to $7,058 for the quarter ended March 31, 2002. The increase in

------------------------------------------
Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Provision for Loan Losses (continued)
-------------------------------------
the level of the allowance as a percentage of gross loans is due to downgrades in the classification of certain loans in the allowance model. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowances for loan losses and real estate owned. Such agencies may require us to recognize adjustments to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for loan losses and real estate owned may change materially in the near term.

Other Operating Income
----------------------
Other operating income for the three months ended March 31, 2003 was $183,147 compared to $120,031 for the three months ended March 31, 2002. The most significant portion of other income is service charges on deposit accounts which totaled $106,782 for the quarter ended March 31, 2003 compared to $61,926 for the quarter ended March 31, 2002. The increase of $44,856 is a result of the introduction of a new overdraft privilege product in May 2002. Mortgage origination fees increased from $23,319 for the quarter ended March 31, 2002 to $34,823 for the quarter ended March 31, 2003 as a result of the continued favorable interest rate environment. Fees earned from brokerage services offered through Raymond James totaled $7,159 for the quarter ended March 31, 2003. Other service charges, commissions and fees were $34,383 and $24,030 for the quarters ended March 31, 2003 and 2002, respectively. The increase in other service charges, commissions and fees is a result of the increased transaction volume which is a result of the increase in our customer base.

Other Operating Expense
-----------------------
Other operating expense for the three month period ended March 31, 2003 was $656,515 as compared to $570,344 for the three month period ended March 31, 2002. Salaries and employee benefits comprise $308,541 and $294,211, respectively, of this total other operating expense. The increase in salaries and employee benefits is primarily due to annual merit raises. Occupancy and furniture and equipment expenses increased from $90,383 for the quarter ended March 31, 2002 to $116,407 for the quarter ended March 31, 2003 as a result of increased depreciation expense related to the technology upgrade completed in August 2002. Data processing expenses were $66,620 and $50,100 for the three month periods ended March 31, 2003 and March 31, 2002, respectively. This increase in data processing expenses is a result of the increased transaction volume which is a result of the increase in our customer base.

Income Taxes
------------
Income tax expense for the three months ended March 31, 2003 was $82,971 as compared to $50,585 for the same period in 2002. The effective tax rate was 36.1% for the quarter ended March 31, 2003 and 36.0% for the quarter ended March 31, 2002.

Balance Sheet Review
--------------------
Total assets as of March 31, 2003 were $77,411,270 representing an increase of $7,204,834 or 10% compared to December 31, 2002 total assets of $70,206,436. The increase in assets is due primarily to large short-term deposits held by a local government agency in the first quarter of 2003 and other deposit growth from the local community. Total deposits increased approximately $7.3 million or 13% from December 31, 2002 to March 31, 2003. Our management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Loans and the allowance for loan losses
---------------------------------------
Balances within the major loan categories as of March 31, 2003 and December 31, 2002 and a rollforward of the allowance for loan losses for the quarters ended March 31, 2003 and March 31, 2002 follows:

Loan composition:                                    March 31, 2003       December 31, 2002
                                                     --------------       -----------------
Commercial and industrial                             $  8,186,995          $   6,797,575
Real estate - construction                               3,965,650              4,154,989
Real estate - other                                     34,312,168             35,007,437
Installment and consumer credit lines                    5,578,807              5,832,892
                                                      ------------          -------------
                                                      $ 52,043,620          $  51,792,893
                                                      ============          =============


Allowance for loan losses:                           March 31, 2003        March 31, 2002
                                                     --------------        --------------
Allowance for loan loss, January 1                    $    575,923          $     546,376
Provision                                                   45,000                 28,000
Recoveries                                                   1,532                    609
Charge-offs                                                 (5,041)                (7,667)
                                                      ------------          -------------
Allowance for loan loss, March 31                     $    617,414          $     567,318
                                                      ============          =============

Non-accrual loans, March 31, 2003 and 2002            $    225,892          $     528,172
Non-accrual loans, December 31, 2002                                              229,510

Allowance for loan losses to loans outstanding,
   March 31, 2003 and 2002                                    1.19%                  1.32%
Allowance for loan losses to loans outstanding,
   December 31, 2002                                                                 1.11%


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

------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Impact of Off-Balance Sheet Instruments
---------------------------------------
Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2003, we had issued commitments to extend credit of $7.4 million through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources
-----------------
Total shareholders' equity increased $164,125 from December 31, 2002 to $7,293,334 at March 31, 2003. The increase is attributable to income for the period and unrealized gains on securities available for sale. Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital and Tier 2 capital. The first two ratios, which are based on the degree of credit risk in the company's assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 3.0%. At March 31, 2003 and 2002, the bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change our or the bank's category.


The following table summarizes our risk-based capital at March 31, 2003 (in thousands):


Shareholders' equity                                           $    7,293
Less: unrealized gains on securities available for sale               (80)
                                                               ----------
Tier 1 capital                                                 $    7,213
                                                               ==========

Plus: allowance for loan losses (1)                                   617
                                                               ----------
Total Capital                                                  $    7,830
                                                               ==========

Risk-Weighted assets                                           $   57,585

Risk based capital ratios
         Tier 1                                                     12.53%
         Total capital                                              13.60%
         Leverage ratio                                              9.34%

(1) limited to 1.25% of risk-weighted assets

------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Accounting and Reporting Changes
--------------------------------

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This statement is effective for exit or disposal activities initiated by us after December 31, 2002. We adopted this statement on January 1, 2003 with no significant impact on the consolidated financial statements.


Impact of Inflation and Changing Prices
---------------------------------------
The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

As of March 31, 2003, management believes that there have been no significant changes in market risk as disclosed in our Form 10-KSB for the year ended December 31, 2002.

------------------------------------------
Item 3. Controls and Procedures
-------------------------------

Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Not Applicable.

Item 2. Changes in Securities
-----------------------------

Not Applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

There were no matters to be voted upon by the security holders during the quarter ended March 31, 2003.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

         (a) Exhibits:

         Exhibit  Description

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended March 31, 2003.

         99.1 The Company filed a Form 8-K on March 24, 2003 to disclose that the Chief Executive Officer, V. Stephen Moss, and the Chief Financial Officer, Kimberly D. Barrs, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FNB BANCSHARES, INC.
                             --------------------
                             (Registrant)


Date:    May 9, 2003         By:  /s/ V. Stephen Moss
                                -----------------------------------------
                                V. Stephen Moss
                                President and Chief Executive Officer


                             By:  /s/ Kimberly D. Barrs
                                -----------------------------------------
                                Kimberly D. Barrs
                                Principal Accounting and Chief Financial Officer

                                  Certification
                                  -------------

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


Date: May 9, 2003

                                     /s/ V. Stephen Moss
                                   ----------------------------------
                                   V. Stephen Moss
                                   President and Chief Executive Officer

                                  Certification
                                  -------------
I, Kimberly D. Barrs, certify that:

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


Date: May 9, 2003

                                     /s/ Kimberly D. Barrs
                                   ----------------------------------
                                   Kimberly D. Barrs
                                   Principal Accounting and Chief Financial
                                   Officer

                                INDEX TO EXHIBITS

Exhibit
Number     Description
------     -----------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.