Form 10QSB
period 2003-06-30
FNB BANCSHARES INC /SC/
filed 2003-08-05
CIK 1009162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ___________ to _____________

Commission File Number 333-1546

FNB Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	57-1033165
(State of Incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 1539, Gaffney, South Carolina 29342
(Address of principal executive offices)   (Zip Code)

(864) 488-2265
(Telephone Number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 679,279 shares of common stock, par value $.01 per share, were issued and outstanding as of August 5, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FNB Bancshares, Inc.
Consolidated Balance Sheets (unaudited)

Assets	June 30, 2003	December 31, 2002
Cash and cash equivalents:
Cash and due from banks	$2,549,054	$4,409,643
Federal funds sold	2,297,000	3,972,000

	4,846,054	8,381,643
Investment securities:
Securities available for sale	12,620,656	5,546,468
Securities held to maturity (estimated market
value: 2002 - $810,500)	-	799,854
Non-marketable equity securities	387,311	358,311

	13,007,967	6,704,633

Loans receivable	53,418,649	51,792,893
Less allowance for loan losses	(649,842)	(575,923)

Loans, net	52,768,807	51,216,970

Premises and equipment, net	3,284,106	3,416,316
Accrued interest receivable	307,742	281,245
Real estate owned	18,231	55,000
Other assets	137,188	150,629

Total assets	$74,370,095	$70,206,436

Liabilities
Deposits:
Noninterest-bearing transaction accounts	$9,860,045	$8,658,167
Interest-bearing transaction accounts	8,382,298	7,327,123
Savings	18,634,680	17,647,774
Time deposits $100,000 and over	6,746,491	6,347,568
Other time deposits	18,412,622	17,948,417

	62,036,136	57,929,049

Advances from the Federal Home Loan Bank	3,000,000	3,000,000
Securities sold under agreements to repurchase	1,690,452	1,951,169
Accrued interest payable	46,130	47,997
Other liabilities	115,465	149,012

Total liabilities	66,888,183	63,077,227

Shareholders' equity
Preferred stock, $.01 par value; 10,000,000
shares authorized and unissued
Common stock, $.01 par value; 10,000,000
shares authorized; 679,279 shares issued and
outstanding	6,793	6,471
Capital surplus	6,820,117	6,450,645
Retained earnings	551,940	611,274
Accumulated other comprehensive income	103,062	60,819

Total shareholders' equity	7,481,912	7,129,209

Total liabilities and shareholders' equity	$74,370,095	$70,206,436

See Accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

FNB Bancshares, Inc.
Consolidated Statements of Income (Unaudited)
For the three months ended June 30

	2003	2002

Interest income
Loans, including fees	$918,617	$895,009
Investment securities	103,000	52,525
Federal funds sold	10,513	5,033

Total interest income	1,032,130	952,567

Interest expense
Deposits	240,637	236,576
Advances from the FHLB	24,468	14,724
Securities sold under agreement to repurchase	4,300	6,571

Total interest expense	269,405	257,871

Net interest income	762,725	694,696
Provision for loan losses	45,000	46,000

Net interest income after provision for loan losses	717,725	648,696

Other operating income
Service charges on deposit accounts	123,884	106,686
Mortgage origination fees	20,418	19,436
Brokerage service fees	23,619	16,833
Other service charges, commissions and fees	27,045	25,735

	194,966	168,690

Other operating expenses
Salaries and employee benefits	308,979	302,325
Occupancy expense	46,731	48,069
Furniture and equipment	68,110	51,733
Data processing	63,749	49,653
Other operating expenses	166,411	147,307

	653,980	599,087

Income before income taxes	258,711	218,299
Income tax expense	92,756	77,665

Net income	$165,955	$140,634

Per share
Average shares outstanding - basic	679,279	679,279
Net income - basic	$0.24	$0.21
Average shares outstanding - diluted	703,386	696,743
Net income - diluted	$0.24	$0.20

See Accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

FNB Bancshares, Inc.
Consolidated Statements of Income
For the six months ended June 30
(Unaudited)

	2003	2002

Interest income
Loans, including fees	$1,844,238	$1,725,950
Investment securities	198,794	103,025
Federal funds sold	33,667	15,015

Total interest income	2,076,699	1,843,990

Interest expense
Deposits	506,615	487,917
Advances from the FHLB	48,559	31,115
Securities sold under agreement to repurchase	10,653	11,434

Total interest expense	565,827	530,466

Net interest income	1,510,872	1,313,524
Provision for loan losses	90,000	74,000

Net interest income after provision for loan losses	1,420,872	1,239,524

Other operating income
Service charges on deposit accounts	230,666	168,611
Mortgage origination fees	55,241	42,755
Brokerage service fees	30,779	27,589
Other service charges, commissions and fees	61,427	51,127

	378,113	290,082

Other operating expenses
Salaries and employee benefits	617,520	596,537
Occupancy expense	94,495	92,690
Furniture and equipment	136,754	97,495
Data processing	130,369	99,753
Other operating expenses	331,357	284,317

	1,310,495	1,170,792

Income before income taxes	488,490	358,814
Income tax expense	175,727	128,250

Net income	$312,763	$230,564

Per share
Average shares outstanding - basic	679,279	679,279
Net income - basic	$0.46	$0.34
Average shares outstanding - diluted	699,797	693,147
Net income - diluted	$0.45	$0.33

See Accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

FNB Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Unaudited)
for the periods ended June 30, 2003 and 2002

                                                                                              Accumulated
                                                                                                 Other
                                         Common Stock        Capital        Retained         Comprehensive
                                         ------------
                                    Shares       Amount      Surplus        Earnings             Income           Total
                                    ------       ------      -------        --------         -------------        -----

Balance, December 31, 2001             616,338   $   6,163   $  6,112,318   $    418,030    $          -      $   6,536,511
Comprehensive income:
     Net income                                                                  230,564                            230,564
     Net unrealized gains on
       securities available for
       sale (net of tax effect of
       $14,997)                                                                                   26,660             26,660
Total comprehensive income                                                                                          257,224
Issuance of 5% common stock
       dividend                         30,785         308        338,327       (338,635)              -                  -
Cash in lieu of fractional
       shares                                -           -              -           (368)              -               (368)
                                      --------   ---------   ------------   ------------    ------------      -------------

Balance, June 30, 2002                 647,123   $   6,471   $  6,450,645   $    309,591    $     26,660      $   6,793,367
                                      ========   =========   ============   ============    ============      =============

Balance, December 31, 2002             647,123   $   6,471   $  6,450,645   $    611,274    $     60,819      $   7,129,209
Comprehensive income:
     Net income                                                                  312,763                            312,763
     Net unrealized gains on
       securities available for
       sale (net of tax effect of
       $26,318)                                                                                   42,243             42,243
                                                                                               -------------  -------------
Total comprehensive income                                                                                          355,006
Issuance of 5% common stock                                                                                   -------------
       dividend                         32,156         322        369,472       (369,794)              -                  -
Cash in lieu of fractional
       shares                                -           -              -         (2,303)              -             (2,303)
                                      --------   ---------   ------------  -------------    ------------      -------------

Balance, June 30, 2003                679,279    $   6,793   $  6,820,117   $    551,940    $    103,062      $   7,481,912
                                      =======    =========   ============   ============    ============      =============

See Accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

FNB Bancshares, Inc.Consolidated
Statements of Cash Flows (unaudited)
For the six months ended June 30

	2003	2002

Cash flows from operating activities:
Net income	$312,763	$230,564
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for loan losses	90,000	74,000
Depreciation	141,534	113,352
Amortization (accretion) of premiums (discounts) on
investment securities	30,900	(72)
Loss on sale of real estate owned	1,011	5,550
(Increase) decrease in interest receivable	(26,497)	33,744
Decrease in interest payable	(1,867)	(20,578)
(Increase) decrease in other assets	(12,877)	49,589
Increase (decrease) in other liabilities	(33,547)	12,042

Net cash provided by operating activities	501,420	498,191
Cash flows from investing activities:
Purchase securities held to maturity	-	(699,465)
Maturity of securities held to maturity	800,000	2,900,000
Maturity of securities available for sale	13,000,000	-
Purchase of securities available for sale	(21,039,872)	(3,175,750)
Principal repayments on securities available for sale	1,003,199	40,255
Purchase of non-marketable equity securities	(29,000)	-
Net increase in loans receivable	(1,641,837)	(6,690,322)
Proceeds from sale of real estate owned	35,758	75,500
Net increase in premises and equipment	(9,324)	(122,489)

Net cash used in investing activities	(7,881,076)	(7,672,271)
Cash flows from financing activities:
Net increase in deposits	4,107,087	6,381,666
Decrease in advances from the FHLB	-	(1,000,000)
Net decrease in repurchase agreements	(260,717)	434,953
Cash in lieu of fractional shares	(2,303)	(368)

Net cash provided by financing activities	3,844,067	5,816,251

Net decrease in cash and cash equivalents	(3,535,589)	(1,357,829)

Cash and cash equivalents, beginning of period	8,381,643	3,507,532

Cash and cash equivalents, end of period	$4,846,054	$2,149,703

Supplemental disclosure of cash flow data:
Cash paid during the period for interest	$567,694	$551,044
Cash paid during the period for income taxes	240,176	84,437
Supplemental disclosure for non-cash investing activity:
Change in unrealized gain on securities available for
sale, net of income taxes	42,243	26,660

See Accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

FNB Bancshares, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Organization and Basis of Presentation

Organization and Consolidation — FNB Bancshares, Inc., a bank holding company (the “Company”), and its subsidiary, First National Bank of the Carolinas (the “Bank”), provide banking services to domestic markets principally in Cherokee County, South Carolina. The Bank commenced operations on October 18, 1996. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at June 30, 2003 and for the six month periods ended June 30, 2003 and 2002 were prepared in accordance with the instructions for Form 10-QSB. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2003, and the results of operations and cash flows for the periods ended June 30, 2003 and 2002 have been included. The results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, the estimates affect the reported income and expense during the reporting period. Actual results could differ from these estimates and assumptions. These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Form 10-KSB.

Note 2 — Stock Dividend

On March 25, 2003, the Board of Directors approved a 5% common stock dividend payable April 25, 2003 to shareholders of record on April 11, 2003. On March 19, 2002, the Board of Directors approved a 5% common stock dividend payable April 19, 2002 to shareholders of record on April 5, 2002. All share and per share data has been retroactively restated to reflect the stock dividends.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

Note 3 – Earnings Per Share

Basic and diluted earnings per share (“EPS”) have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:
	For the three months ended June 30,
	2003	2002
Weighted average number of common shares used in basic EPS	679,279	679,279
Effect of dilutive stock options	24,107	17,464

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	703,386	696,743

	For the six months ended June 30,
	2003	2002
Weighted average number of common shares used in basic EPS	679,279	679,279
Effect of dilutive stock options	20,518	13,868

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	699,797	693,147

Note 4 – Stock Compensation Plans

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Early application of the disclosure provisions is encouraged. The Company continues to account for its stock-based compensation in accordance with Accounting Principles Bulletin (“APB”) Opinion No. 25 and has adopted the disclosure provisions of Statement 148 effective for all periods presented herein.

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company’s net income and earnings per share for the three and six months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

                                                                      For the three months ended June 30,
                                                                         2003                         2002

Net income:
     As reported                                                    $    165,955                   $    140,634
     Less Stock-based compensation expense
         using fair value method                                          10,030                          9,043
                                                                    ------------                   ------------
     Pro Forma                                                           155,925                        131,591

Basic earnings per share:
     As reported                                                    $       0.24                   $       0.21
     Pro forma                                                              0.23                           0.19

Diluted earnings per share:
     As reported                                                    $       0.24                   $       0.20
     Pro forma                                                              0.22                           0.19

                                                                          For the six months ended June 30,
                                                                         2003                         2002
                                                                         ----                         ----
Net income:
     As reported                                                     $   312,763                   $    230,564
     Less Stock-based compensation expense
         using fair value method                                          20,060                         18,086
                                                                    ------------                   ------------
     Pro Forma                                                           292,703                        212,478

Basic earnings per share:
     As reported                                                     $      0.46                   $       0.34
     Pro forma                                                              0.43                           0.31

Diluted earnings per share:
     As reported                                                     $      0.45                   $       0.33
     Pro forma                                                              0.42                           0.31

Note 5 – Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and unrealized gains and losses on certain investment securities for the three and six months ended June 30, 2003 and 2002, and “accumulated other comprehensive income” as of June 30, 2003 and 2002 is comprised solely of unrealized gains and losses on certain investment securities.

Total comprehensive income is $188,577 and $179,196, respectively, for the three months ended June 30, 2003 and 2002 and $355,006 and $257,224 for the six months ended June 30, 2003 and 2002.

Note 6 – Reclassifications

Certain captions and amounts in the 2002 consolidated financial statements were reclassified to conform with the 2003 presentation.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

      o        the effects of future economic conditions;
      o        governmental monetary and fiscal policies, as well as legislative and regulatory changes; changes in interest rates, and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002:

We reported consolidated net income for the quarter ended June 30, 2003 of $165,955 compared to net income of $140,634 for the quarter ended June 30, 2002. Net income for the quarter ended June 30, 2003 increased $25,321 or 18%, compared to net income for the quarter ended June 30, 2002. Our results of operations depends primarily on the level of our net interest income, our non-interest income and our operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.

Net Interest Income

Net interest income for the three months ended June 30, 2003 was $762,725, compared to $694,696 for the three months ended June 30, 2002. Net interest income, the difference between the interest earned and interest cost, is the largest component of our earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. The increase in net interest income of $68,029 or 10% is due to an increase in average interest earning assets of approximately $18.7 million offset by a decrease in yield on earning assets of 154 basis points from 7.48% for the quarter ended June 30, 2002 to 5.94% for the quarter ended June 30, 2003. The increase in net interest income is also a result of the decrease in our cost of interest bearing liabilities of 54 basis points from 2.45% for the quarter ended June 30, 2002 to 1.91% for the quarter ended June 30, 2003. This decrease in cost of funds somewhat offset the increase in average interest bearing liabilities of approximately $14.4 million. The large increase in average earning assets and interest bearing liabilities is due to our growth throughout 2002 and thus far in 2003.

For the quarters ended June 30, 2003 and 2002, our net interest margin was 4.39% and 5.46%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in net interest margin is related primarily to the 154 basis point reduction in the yield on earning assets as new loans were funded at market rates and variable rate loans repriced to market rates. The rate decreases were offset somewhat by the 54 basis point decrease in the cost of interest bearing liabilities during the same period resulting from the decreasing interest rate environment throughout 2002 and thus far in 2003.

Provision for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the board of directors reviews and approves the appropriate level for the allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in our markets, and a review of historical statistical data for both our bank and other financial institutions. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio. For the three months ended June 30, 2003, the provision charged to expense was $45,000 compared to $46,000 charged to expense for the three months ended June 30, 2002. The allowance for loan losses was $649,842 as of June 30, 2003, or 1.22% of gross loans as compared to $575,923 as of December 31, 2002, or 1.11% of gross loans and $614,839 as of June 30, 2002, or 1.31% of gross loans. Net charge-offs for the quarter ended June 30, 2003 were $12,572 compared to net recoveries of $1,521 for the quarter ended June 30, 2002. The

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Loan Losses (continued)

increase in the level of the allowance as a percentage of gross loans is due to downgrades in the classification of certain loans in the allowance model. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowances for loan losses and real estate owned. Such agencies may require us to recognize adjustments to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for loan losses and real estate owned may change materially in the near term.

Other Operating Income

Other operating income for the three months ended June 30, 2003 was $194,966 compared to $168,690 for the three months ended June 30, 2002. The most significant portion of other income is service charges on deposit accounts which totaled $123,884 for the quarter ended June 30, 2003 compared to $106,686 for the quarter ended June 30, 2002. The increase of $17,198 is a result of the introduction of a new overdraft privilege product in May 2002. Mortgage origination fees increased from $19,436 for the quarter ended June 30, 2002 to $20,418 for the quarter ended June 30, 2003 as a result of the continued favorable interest rate environment. Fees earned from brokerage services offered through Raymond James totaled $23,619 for the quarter ended June 30, 2003 compared to $16,833 for the quarter ended June 30, 2002. Other service charges, commissions and fees were $27,045 and $25,735 for the quarters ended June 30, 2003 and 2002, respectively. The increase in other service charges, commissions and fees is a result of the increased transaction volume which is a result of the increase in our customer base.

Other Operating Expense

Other operating expense for the three month period ended June 30, 2003 was $653,980 as compared to $599,087 for the three month period ended June 30, 2002. Salaries and employee benefits comprise $308,979 and $302,325, respectively, of this total other operating expense. The increase in salaries and employee benefits is primarily due to annual merit raises. Occupancy and furniture and equipment expenses increased from $99,802 for the quarter ended June 30, 2002 to $114,841 for the quarter ended June 30, 2003 as a result of increased depreciation expense related to the technology upgrade completed in August 2002. Data processing expenses were $63,749 and $49,653 for the three month periods ended June 30, 2003 and June 30, 2002, respectively. This increase in data processing expenses is a result of the increased transaction volume which is a result of the increase in our customer base.

Income Taxes

Income tax expense for the three months ended June 30, 2003 was $92,756 as compared to $77,665 for the same period in 2002. The effective tax rate was 35.9% for the quarter ended June 30, 2003 and 35.6% for the quarter ended June 30, 2002.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations for the six months ended June 30, 2003 compared to the six months ended June 30, 2002:

We reported consolidated net income for the six months ended June 30, 2003 of $312,763 compared to net income of $230,564 for the six months ended June 30, 2002. Net income for the six months ended June 30, 2003 increased $82,199 or 36%, compared to net income for the six months ended June 30, 2002. Our results of operations depends primarily on the level of our net interest income, our non-interest income and our operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.

Net Interest Income

Net interest income for the six months ended June 30, 2003 was $1,510,872, compared to $1,313,524 for the six months ended June 30, 2002. Net interest income, the difference between the interest earned and interest cost, is the largest component of our earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. The increase in net interest income of $197,348 or 15% is due to an increase in average interest earning assets of approximately $21.3 million offset by a decrease in yield on earning assets of 159 basis points from 7.48% for the six months ended June 30, 2002 to 5.89% for the six months ended June 30, 2003. The increase in net interest income is also a result of the decrease in our cost of interest bearing liabilities of 66 basis points from 2.63% for the six months ended June 30, 2002 to 1.97% for the six months ended June 30, 2003. This decrease in cost of funds somewhat offset the increase in average interest bearing liabilities of approximately $17.4 million. The large increase in average earning assets and interest bearing liabilities is not only due to our growth throughout 2002 and thus far in 2003, but is also due to large short-term deposits held by a local government agency in the first quarter of 2003.

For the six months ended June 30, 2003 and 2002, our net interest margin was 4.29% and 5.33%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in net interest margin is related primarily to the 159 basis point reduction in the yield on earning assets as new loans were funded at market rates and variable rate loans repriced to market rates. The rate decreases were offset somewhat by the 66 basis point decrease in the cost of interest bearing liabilities during the same period resulting from the decreasing interest rate environment throughout 2002 and thus far in 2003. The decrease is also due to the large short-term deposits held by the local government agency during the first quarter of 2003, as these funds generated low interest margin due to their short-term nature.

Provision for Loan Losses

For the six months ended June 30, 2003, the provision charged to expense was $90,000 compared to $74,000 charged to expense for the six months ended June 30, 2002. The allowance for loan losses was $649,842 as of June 30, 2003, or 1.22% of gross loans as compared to $575,923 as of December 31, 2002, or 1.11% of gross loans and $614,839 as of June 30, 2002, or 1.31% of gross loans. Net charge-offs for the six months ended June 30, 2003 were $16,081 compared to $5,537 for the six months ended June 30, 2002.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Operating Income

Other operating income for the six months ended June 30, 2003 was $378,113 compared to $290,082 for the six months ended June 30, 2002. The most significant portion of other income is service charges on deposit accounts which totaled $230,666 for the six months ended June 30, 2003 compared to $168,611 for the six months ended June 30, 2002. The increase of $62,055 is a result of the introduction of a new overdraft privilege product in May 2002. Mortgage origination fees increased from $42,755 for the six months ended June 30, 2002 to $55,241 for the six months ended June 30, 2003 as a result of the continued favorable interest rate environment. Fees earned from brokerage services offered through Raymond James totaled $30,779 for the six months ended June 30, 2003 compared to $27,589 for the six months ended June 30, 2002. Other service charges, commissions and fees were $61,427 and $51,127 for the six months ended June 30, 2003 and 2002, respectively. The increase in other service charges, commissions and fees is a result of the increased transaction volume which is a result of the increase in our customer base.

Other Operating Expense

Other operating expense for the six month period ended June 30, 2003 was $1,310,495 as compared to $1,170,792 for the six month period ended June 30, 2002. Salaries and employee benefits comprise $617,520 and $596,537, respectively, of this total other operating expense. The increase in salaries and employee benefits is primarily due to annual merit raises. Occupancy and furniture and equipment expenses increased from $190,185 for the six months ended June 30, 2002 to $231,249 for the six months ended June 30, 2003 as a result of increased depreciation expense related to the technology upgrade completed in August 2002. Data processing expenses were $130,369 and $99,753 for the six month periods ended June 30, 2003 and June 30, 2002, respectively. This increase in data processing expenses is a result of the increased transaction volume which is a result of the increase in our customer base.

Income Taxes

Income tax expense for the six months ended June 30, 2003 was $175,727 as compared to $128,250 for the same period in 2002. The effective tax rate was 36.0% for the six months ended June 30, 2003 and 35.7% for the six months ended June 30, 2002.

Balance Sheet Review

Total assets as of June 30, 2003 were $74,370,095 representing an increase of $4,163,659 or 6% compared to December 31, 2002 total assets of $70,206,436. The increase in assets is due to deposit growth of $4,107,087 which was used to fund loan growth of $1,625,756 and purchase investment securities. Our management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

PART I — FINANCIAL INFORMATION (continued)
>Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loans and the allowance for loan losses

Balances within the major loan categories as of June 30, 2003 and December 31, 2002 and a rollforward of the allowance for loan losses for the six months ended June 30, 2003 and June 30, 2002 follows:

	June 30, 2003	December 31, 2002

Loan composition
Commercial and industrial	$7,313,851	$6,797,575
Real estate - construction	4,185,392	4,154,989
Real estate - other	36,596,466	35,007,437
Installment and consumer credit lines	5,322,940	5,832,892

	$53,418,649	$51,792,893

	June 30, 2003	June 30, 2002

Allowance for loan losses:
Allowance for loan losses, January 1	$575,923	$546,376
Provision	90,000	74,000
Recoveries	5,692	8,147
Charge-offs	(21,773)	(13,684)

Allowance for loan losses, June 30	$649,842	$614,839

Non-accrual loans, June, 2003 and 2002	$276,662	$284,128
Non-accrual loans, December 31, 2002		229,510

Allowance for loan losses to loans outstanding, June 30, 2003 and 2002	1.22%	1.31%
Allowance for loan losses to loans outstanding, December 31, 2002		1.11%

Liquidity

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact of Off-Balance Sheet Instruments

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $8.2 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity increased $352,703 from December 31, 2002 to $7,481,912 at June 30, 2003. The increase is attributable to income for the period and unrealized gains on securities available for sale. Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital and Tier 2 capital. The first two ratios, which are based on the degree of credit risk in the company’s assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 3.0%. At June 30, 2003 and 2002, the bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change our or the bank’s category.

The following table summarizes our risk-based capital at June 30, 2003 (in thousands):

Shareholders' equity	$7,482
Less: unrealized gains on securities available for sale	(103)

Tier 1 capital	$7,379

Plus: allowance for loan losses (1)	650

Total Capital	$8,029

Risk-Weighted assets	$58,385
Risk based capital ratios
Tier 1	12.64%
Total capital	13.75%
Leverage ratio	9.93%

(1)    limited to 1.25% of risk-weighted assets

PART I — FINANCIAL INFORMATION (continued)
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

As of June 30, 2003, management believes that there have been no significant changes in market risk as disclosed in our Form 10-KSB for the year ended December 31, 2002.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 22, 2003 for which there was only one matter submitted to a vote of security holders.

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are Barry L. Hamrick and Harold D. Pennington Jr. The current Class II directors are Richard D. Gardner, Harold D. Pennington, Sr., and Heyward W. Porter. The current Class III directors are Haskell D. Mallory, Bill H. Mason, and V. Stephen Moss. The current terms of the Class II directors expired at this year's annual meeting held April 22, 2003 therefore leaving the Class II directors up for reelection. Each of the Class II directors was reelected by a plurality of the votes cast. There were 418,414 votes for the reelection of Richard D. Gardner, 1,995 votes withheld, and no votes against Mr. Gardner's reelection. There were 418,414 votes for the reelection of Harold D. Pennington, Sr., 1,995 votes withheld, and no votes against Mr. Pennington, Sr.'s reelection. There were 418,414 votes for the reelection of Heyward W. Porter, 1,995 votes withheld, and no votes against Mr. Porter's reelection. The terms of the Class III directors will expire at the 2004 annual shareholders meeting, and the terms of the Class I directors will expire at the 2005 annual shareholders meeting.

There were no other matters submitted for a vote of security holders.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

(a) Exhibits:

Exhibit Description

31            Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32            Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
                exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

         (b)  Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended June 30, 2003.
                The Company filed a Form 8-K on April 24, 2003 to disclose the issuance of a press release announcing its financial results for                 the first quarter ended March 31, 2003.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCSHARES, INC. (Registrant) By: /s/ V. Stephen Moss V. Stephen Moss President and Chief Executive Officer

Date:  August 5, 2003

By: /s/ Kimberly D. Barrs Kimberly D. Barrs Principal Accounting and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number         Description

31                    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                        This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.