Form 10QSB
period 2003-09-30
FNB BANCSHARES INC /SC/
filed 2003-10-27
CIK 1009162

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2003

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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  679,279 shares of common stock, par value $.01 per share, were issued and outstanding as of October 24, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

FNB Bancshares, Inc.Consolidated
Balance Sheets (unaudited)

Assets	September 30, 2003	December 31, 2002
Cash and cash equivalents:
Cash and due from banks	$1,348,322	$4,409,643
Federal funds sold	97,000	3,972,000

	1,445,322	8,381,643
Investment securities:
Securities available for sale	11,212,631	5,546,468
Securities held to maturity (estimated market
value: 2002 - $810,500)	-	799,854
Non-marketable equity securities	398,161	358,311

	11,610,792	6,704,633
Loans receivable	55,621,203	51,792,893
Less allowance for loan losses	(635,790)	(575,923)

Loans, net	54,985,413	51,216,970

Premises and equipment, net	3,213,525	3,416,316
Accrued interest receivable	288,278	281,245
Real estate owned	10,000	55,000
Other assets	175,406	150,629

Total assets	$71,728,736	$70,206,436

Liabilities
Deposits:
Noninterest-bearing transaction accounts	$9,428,404	$8,658,167
Interest-bearing transaction accounts	8,683,907	7,327,123
Savings	17,011,837	17,647,774
Time deposits $100,000 and over	7,029,719	6,347,568
Other time deposits	18,255,805	17,948,417

	60,409,672	57,929,049

Advances from the Federal Home Loan Bank	3,000,000	3,000,000
Securities sold under agreements to repurchase	540,130	1,951,169
Accrued interest payable	40,225	47,997
Other liabilities	189,003	149,012

Total liabilities	64,179,030	63,077,227

Shareholders' equity
Preferred stock, $.01 par value; 10,000,000
shares authorized and unissued
Common stock, $.01 par value; 10,000,000
shares authorized; 679,279 shares issued and
outstanding	6,793	6,471
Capital surplus	6,820,117	6,450,645
Retained earnings	713,798	611,274
Accumulated other comprehensive income	8,998	60,819

Total shareholders' equity	7,549,706	7,129,209

Total liabilities and shareholders' equity	$71,728,736	$70,206,436

See Accompanying Notes to Consolidated Financial Statements

PART I – FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

FNB Bancshares, Inc.Consolidated
Statements of Income (Unaudited)
For the three months ended September 30

	2003	2002
Interest income
Loans, including fees	$906,631	$941,183
Investment securities	80,812	58,410
Federal funds sold	4,454	9,219

Total interest income	991,897	1,008,812

Interest expense
Deposits	219,749	240,788
Advances from the FHLB	24,848	23,112
Securities sold under agreement to repurchase	2,167	7,813

Total interest expense	246,764	271,713

Net interest income	745,133	737,099
Provision for loan losses	52,500	57,000

Net interest income after provision for loan losses	692,633	680,099

Other operating income
Service charges on deposit accounts	131,060	124,953
Mortgage origination fees	28,938	18,521
Brokerage service fees	53,283	12,137
Other service charges, commissions and fees	65,105	25,375

	278,386	180,986

Other operating expenses
Salaries and employee benefits	308,018	302,236
Occupancy expense	49,810	46,926
Furniture and equipment	71,102	58,002
Write-down on disposal of assets	-	24,734
Data processing	61,523	51,020
Other operating expenses	229,427	151,518

	719,880	634,436

Income before income taxes	251,139	226,649
Income tax expense	89,281	80,679

Net income	$161,858	$145,970

Per share
Average shares outstanding - basic	679,279	679,279
Net income - basic	$0.24	$0.21
Average shares outstanding - diluted	728,252	693,955
Net income - diluted	$0.22	$0.21

See Accompanying Notes to Consolidated Financial Statements

PART I – FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

FNB Bancshares, Inc.
Consolidated Statements of Income
For the nine months ended September 30
(Unaudited)

	2003	2002
Interest income
Loans, including fees	$2,750,869	$2,667,133
Investment securities	279,606	161,435
Federal funds sold	38,121	24,234

Total interest income	3,068,596	2,852,802

Interest expense
Deposits	726,364	728,704
Advances from the FHLB	73,407	54,227
Securities sold under agreement to repurchase	12,820	19,246

Total interest expense	812,591	802,177

Net interest income	2,256,005	2,050,625
Provision for loan losses	142,500	131,000

Net interest income after provision for loan losses	2,113,505	1,919,625

Other operating income
Service charges on deposit accounts	361,726	293,564
Mortgage origination fees	84,179	61,276
Brokerage service fees	84,061	39,726
Other service charges, commissions and fees	126,533	76,503

	656,499	471,069

Other operating expenses
Salaries and employee benefits	925,538	898,773
Occupancy expense	144,305	139,615
Furniture and equipment	207,856	155,497
Write-down on disposal of assets	-	24,734
Data processing	191,892	150,773
Other operating expenses	560,784	435,840

	2,030,375	1,805,232

Income before income taxes	739,629	585,462
Income tax expense	265,008	208,929

Net income	$474,621	$376,533

Per share
Average shares outstanding - basic	679,279	679,279
Net income - basic	$0.70	$0.55
Average shares outstanding - diluted	709,282	693,482
Net income - diluted	$0.67	$0.54

See Accompanying Notes to Consolidated Financial Statements

PART I – FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

FNB Bancshares, Inc.
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Unaudited)
for the periods ended September 30, 2003 and 2002

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income	Total
Balance, December 31, 2001	616,338	$6,163	$6,112,318	$418,030	$-	$6,536,511
Comprehensive income:
Net income				376,533		376,533
Net unrealized gains on
securities available for
sale (net of tax effect of
$34,193					60,788	60,788

Total comprehensive income						437,321

Issuance of 5% common stock
dividend	30,785	308	338,327	(338,635)	-	-
Cash in lieu of fractional
shares	-	-	-	(368)	-	(368)

Balance, September 30, 2002	647,123	$6,471	$6,450,645	$455,560	$60,788	$6,973,464

Balance, December 31, 2002	647,123	$6,471	$6,450,645	$611,274	$60,819	$7,129,209
Comprehensive income:
Net income				474,621		474,621
Net unrealized losses on
securities available for
sale (net of tax effect of
$28,926					(51,821)	(51,821)

Total comprehensive income						422,800

Issuance of 5% common stock
dividend	32,156	322	369,472	(369,794)	-	-
Cash in lieu of fractional
shares	-	-	-	(2,303)	-	(2,303)

Balance, September 30, 2003	679,279	$6,793	$6,820,117	$713,798	$8,998	$7,549,706

See Accompanying Notes to Consolidated Financial Statements

PART I – FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

FNB Bancshares, Inc.
Consolidated Statements of Cash Flows (unaudited)
For the nine months ended September 30

	2003	2002
Cash flows from operating activities:
Net income	$474,621	$376,533
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for loan losses	142,500	131,000
Depreciation	212,115	179,346
Write-down on disposal of assets	-	24,734
Amortization of premiums on investment securities	72,666	1,346
Loss on sale of real estate owned	9,242	5,550
(Increase) decrease in interest receivable	(7,033)	12,326
Decrease in interest payable	(7,772)	(10,755)
Decrease in other assets	4,149	34,214
Increase in other liabilities	39,991	73,600

Net cash provided by operating activities	940,479	827,894

Cash flows from investing activities:
Purchase securities held to maturity	-	(699,465)
Maturity of securities held to maturity	800,000	2,900,000
Maturity of securities available for sale	16,100,000	-
Purchase of securities available for sale	(24,139,588)	(3,691,844)
Principal repayments on securities available for sale	2,219,866	115,613
Purchase of non-marketable equity securities	(39,850)	-
Net increase in loans receivable	(3,910,943)	(10,509,411)
Proceeds from sale of real estate owned	35,758	75,500
Net increase in premises and equipment	(9,324)	(256,960)

Net cash used in investing activities	(8,944,081)	(12,066,567)

Cash flows from financing activities:
Net increase in deposits	2,480,623	10,521,638
Net decrease in repurchase agreements	(1,411,039)	(544,530)
Cash in lieu of fractional shares	(2,303)	(368)

Net cash provided by financing activities	1,067,281	9,976,740

Net decrease in cash and cash equivalents	(6,936,321)	(1,261,933)

Cash and cash equivalents, beginning of period	8,381,643	3,507,532

Cash and cash equivalents, end of period	$1,445,322	$2,245,599

Supplemental disclosure of cash flow data:
Cash paid during the period for interest	$820,363	$812,932
Cash paid during the period for income taxes	305,976	122,587
Supplemental disclosure for non-cash investing activity:
Change in unrealized gain on securities available for
sale, net of income taxes	(51,821)	60,788
Real estate acquired through foreclosure	-	86,933

See Accompanying Notes to Consolidated Financial Statements

PART I – FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

FNB Bancshares, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Basis of Presentation
Organization and Consolidation – FNB Bancshares, Inc., a bank holding company (the “Company”), and its subsidiary, First National Bank of the Carolinas (the “Bank”), provide banking services to domestic markets principally in Cherokee County, South Carolina. The Bank commenced operations on October 18, 1996. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Basis of Presentation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 were prepared in accordance with the instructions for Form 10-QSB. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2003, and the results of operations and cash flows for the periods ended September 30, 2003 and 2002 have been included. The results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, the estimates affect the reported income and expense during the reporting period. Actual results could differ from these estimates and assumptions. These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Form 10-KSB.

Note 2 – Stock Dividend
On March 25, 2003, the Board of Directors approved a 5% common stock dividend payable April 25, 2003 to shareholders of record on April 11, 2003. On March 19, 2002, the Board of Directors approved a 5% common stock dividend payable April 19, 2002 to shareholders of record on April 5, 2002. All share and per share data has been retroactively restated to reflect the stock dividends.

PART I – FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

Note 3 – Earnings Per Share
Basic and diluted earnings per share (“EPS”) have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	For the three months ended September 30,
	2003	2002
Weighted average number of common shares used in basic EPS	679,279	679,279
Effect of dilutive stock options	48,973	14,676

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	728,252	693,955

	For the nine months ended September 30,
	2003	2002
Weighted average number of common shares used in basic EPS	679,279	679,279
Effect of dilutive stock options	30,003	14,203

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	709,282	693,482

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company’s net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

PART I – FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

	For the three months ended September 30,
	2003	2002
Net income:
As reported	$161,858	$145,970
Less: Stock-based compensation expense
using fair value method	10,030	9,043

Pro forma	151,828	136,927
Basic earnings per share:
As reported	$0.24	$0.21
Pro forma	0.22	0.20
Diluted earnings per share:
As reported	$0.22	$0.21
Pro forma	0.21	0.20

	For the nine months ended September 30,
	2003	2002
Net income:
As reported	$474,621	$376,533
Less: Stock-based compensation expense
using fair value method	30,090	27,129

Pro forma	444,531	349,404
Basic earnings per share:
As reported	$0.70	$0.55
Pro forma	0.65	0.51
Diluted earnings per share:
As reported	$0.67	$0.54
Pro forma	0.63	0.50

Note 5 – Comprehensive Income
Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and unrealized gains and losses on certain investment securities for the three and nine months ended September 30, 2003 and 2002, and “accumulated other comprehensive income” as of September 30, 2003 and 2002 is comprised solely of unrealized gains and losses on certain investment securities.

Total comprehensive income is $67,794 and $180,097, respectively, for the three months ended September 30, 2003 and 2002 and $422,800 and $437,321 for the nine months ended September 30, 2003 and 2002.

Note 6 – Reclassifications
Certain captions and amounts in the 2002 consolidated financial statements were reclassified to conform with the 2003 presentation.

PART I – FINANCIAL INFORMATION (continued)
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

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

PART I – FINANCIAL INFORMATION (continued)
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

Results of Operations for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002:

We reported consolidated net income for the quarter ended September 30, 2003 of $161,858 compared to net income of $145,970 for the quarter ended September 30, 2002. Net income for the quarter ended September 30, 2003 increased $15,888 or 11%, compared to net income for the quarter ended September 30, 2002. Our results of operations depend primarily on the level of our net interest income, our non-interest income and our operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.

Net Interest Income

Net interest income for the three months ended September 30, 2003 was $745,133, compared to $737,099 for the three months ended September 30, 2002. Net interest income, the difference between the interest earned and interest cost, is the largest component of our earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. The slight increase in net interest income of $8,034 or 1% is due to an increase in average interest earning assets of approximately $13.0 million offset by a decrease in yield on earning assets of 149 basis points from 7.26% for the quarter ended September 30, 2002 to 5.77% for the quarter ended September 30, 2003. The slight increase in net interest income is also a result of the decrease in our cost of interest bearing liabilities of 57 basis points from 2.33% for the quarter ended September 30, 2002 to 1.76% for the quarter ended September 30, 2003. This decrease in cost of funds somewhat offset the increase in average interest bearing liabilities of approximately $9.4 million. The large increase in average earning assets and interest bearing liabilities is due to our growth throughout 2002 and thus far in 2003.

For the quarters ended September 30, 2003 and 2002, our net interest margin was 4.34% and 5.30%, respectively. The net interest margin is calculated as annualized net interest income divided by quarter-to-date average earning assets. The decrease in net interest margin is related primarily to the 149 basis point reduction in the yield on earning assets as new loans were funded at market rates and variable rate loans repriced to market rates. The rate decreases were offset somewhat by the 57 basis point decrease in the cost of interest bearing liabilities during the same period resulting from the decreasing interest rate environment throughout 2002 and thus far in 2003.

Provision for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the board of directors reviews and approves the appropriate level for the allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in our markets, and a review of historical statistical data for both our bank and other financial institutions. Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio. For the three months ended September 30, 2003, the provision charged to expense was $52,500 compared to $57,000 charged to expense for the three months ended September 30, 2002. The allowance for loan losses was $635,790 as of September 30, 2003, or 1.14% of gross loans as compared to $575,923 as of December 31, 2002, or 1.11% of gross loans and $598,646 as of September 30, 2002, or 1.19% of gross loans. Net charge-offs for the quarter ended September 30, 2003 were $66,552 compared to net charge-offs of $73,193 for the quarter ended September 30, 2002. Charge-offs for the quarter ended September 30, 2003 consist primarily of two loans charged-off

PART I – FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

totaling $64,674 which were fully reserved in the allowance model at the previous quarter-end. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term.

Other Operating Income

Other operating income for the three months ended September 30, 2003 was $278,386 compared to $180,986 for the three months ended September 30, 2002. The most significant portion of other income is service charges on deposit accounts which totaled $131,060 for the quarter ended September 30, 2003 compared to $124,953 for the quarter ended September 30, 2002. The increase of $6,107 is a result of the introduction of a new overdraft privilege product in May 2002. Mortgage origination fees increased from $18,521 for the quarter ended September 30, 2002 to $28,938 for the quarter ended September 30, 2003 as a result of the continued favorable interest rate environment. Fees earned from brokerage services offered through Raymond James totaled $53,283 for the quarter ended September 30, 2003 compared to $12,137 for the quarter ended September 30, 2002. The increase in brokerage service income is due to more favorable market conditions in 2003 compared to 2002. Other service charges, commissions and fees were $65,105 and $25,375 for the quarters ended September 30, 2003 and 2002, respectively. The increase in other service charges, commissions and fees is a result of gains recognized on sales of two commercial loans and the increased transaction volume which is a result of the increase in our customer base.

Other Operating Expense

Other operating expense for the three month period ended September 30, 2003 was $719,880 as compared to $634,436 for the three month period ended September 30, 2002. Salaries and employee benefits comprise $308,018 and $302,236, respectively, of this total other operating expense. The increase in salaries and employee benefits is primarily due to annual merit raises. Occupancy and furniture and equipment expenses increased from $104,928 for the quarter ended September 30, 2002 to $120,912 for the quarter ended September 30, 2003 as a result of increased depreciation expense related to the technology upgrade completed in August 2002. As a result of a technology upgrade completed in third quarter 2002, $24,734 of fixed assets costs were charged off in the third quarter 2002. Data processing expenses were $61,523 and $51,020 for the three month periods ended September 30, 2003 and September 30, 2002, respectively. This increase in data processing expenses is a result of the increased transaction volume which is a result of the increase in our customer base. Other operating expenses increased $77,909 from $151,518 for the three months ended September 30, 2002 to $229,427 for the three months ended September 30, 2003 due to professional fees related to strategic planning consulting services and other expenses related to the increase in our customer base.

Income Taxes

Income tax expense for the three months ended September 30, 2003 was $89,281 as compared to $80,679 for the same period in 2002. The effective tax rate was 35.6% for the quarters ended September 30, 2003 and 2002.

PART I – FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002:

We reported consolidated net income for the nine months ended September 30, 2003 of $474,621 compared to net income of $376,533 for the nine months ended September 30, 2002. Net income for the nine months ended September 30, 2003 increased $98,088 or 26%, compared to net income for the nine months ended September 30, 2002. Our results of operations depend primarily on the level of our net interest income, our non-interest income and our operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.

Net Interest Income

Net interest income for the nine months ended September 30, 2003 was $2,256,005, compared to $2,050,625 for the nine months ended September 30, 2002. Net interest income, the difference between the interest earned and interest cost, is the largest component of our earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. The increase in net interest income of $205,380 or 10% is due to an increase in average interest earning assets of approximately $19.0 million offset by a decrease in yield on earning assets of 162 basis points from 7.47% for the nine months ended September 30, 2002 to 5.85% for the nine months ended September 30, 2003. The increase in net interest income is also a result of the decrease in our cost of interest bearing liabilities of 62 basis points from 2.52% for the nine months ended September 30, 2002 to 1.90% for the nine months ended September 30, 2003. This decrease in cost of funds somewhat offset the increase in average interest bearing liabilities of approximately $14.7 million. The large increase in average earning assets and interest bearing liabilities is not only due to our growth throughout 2002 and thus far in 2003, but is also due to large short-term deposits held by a local government agency in the first quarter of 2003.

For the nine months ended September 30, 2003 and 2002, our net interest margin was 4.30% and 5.37%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in net interest margin is related primarily to the 162 basis point reduction in the yield on earning assets as new loans were funded at market rates and variable rate loans repriced to market rates. The rate decreases were offset somewhat by the 62 basis point decrease in the cost of interest bearing liabilities during the same period resulting from the decreasing interest rate environment throughout 2002 and thus far in 2003. The decrease is also due to the large short-term deposits held by the local government agency during the first quarter of 2003, as these funds generated low interest margin due to their short-term nature.

Provision for Loan Losses

For the nine months ended September 30, 2003, the provision charged to expense was $142,500 compared to $131,000 charged to expense for the nine months ended September 30, 2002. The allowance for loan losses was $635,790 as of September 30, 2003, or 1.14% of gross loans as compared to $575,923 as of December 31, 2002, or 1.11% of gross loans and $598,646 as of September 30, 2002, or 1.19% of gross loans. Net charge-offs for the nine months ended September 30, 2003 were $82,633 compared to $78,730 for the nine months ended September 30, 2002.

PART I – FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Operating Income

Other operating income for the nine months ended September 30, 2003 was $656,499 compared to $471,069 for the nine months ended September 30, 2002. The most significant portion of other income is service charges on deposit accounts which totaled $361,726 for the nine months ended September 30, 2003 compared to $293,564 for the nine months ended September 30, 2002. The increase of $68,162 is a result of the introduction of a new overdraft privilege product in May 2002. Mortgage origination fees increased from $61,276 for the nine months ended September 30, 2002 to $84,179 for the nine months ended September 30, 2003 as a result of the continued favorable interest rate environment. Fees earned from brokerage services offered through Raymond James totaled $84,061 for the nine months ended September 30, 2003 compared to $39,726 for the nine months ended September 30, 2002. The increase in brokerage service income is due to more favorable market conditions in 2003 compared to 2002. Other service charges, commissions and fees were $126,533 and $76,503 for the nine months ended September 30, 2003 and 2002, respectively. The increase in other service charges, commissions and fees is a result of gains recognized on sales of two commercial loans and the increased transaction volume which is a result of the increase in our customer base.

Other Operating Expense

Other operating expense for the nine month period ended September 30, 2003 was $2,030,375 as compared to $1,805,232 for the nine month period ended September 30, 2002. Salaries and employee benefits comprise $925,538 and $898,773, respectively, of this total other operating expense. The increase in salaries and employee benefits is primarily due to annual merit raises. Occupancy and furniture and equipment expenses increased from $295,112 for the nine months ended September 30, 2002 to $352,161 for the nine months ended September 30, 2003 as a result of increased depreciation expense related to the technology upgrade completed in August 2002. As a result of a technology upgrade completed in third quarter 2002, $24,734 of fixed assets costs were charged off in the third quarter 2002. Data processing expenses were $191,892 and $150,773 for the nine month periods ended September 30, 2003 and September 30, 2002, respectively. This increase in data processing expenses is a result of the increased transaction volume which is a result of the increase in our customer base. Other operating expenses increased $124,944 from $435,840 for the nine months ended September 30, 2002 to $560,784 for the nine months ended September 30, 2003 due to professional fees related to strategic planning consulting services and other expenses related to the increase in our customer base.

Income Taxes

Income tax expense for the nine months ended September 30, 2003 was $265,008 as compared to $208,929 for the same period in 2002. The effective tax rate was 35.8% for the nine months ended September 30, 2003 and 35.7% for the nine months ended September 30, 2002.

Balance Sheet Review

Total assets as of September 30, 2003 were $71,728,736 representing an increase of $1,522,300 or 2% compared to December 31, 2002 total assets of $70,206,436. The increase in assets is due to net loan growth of $3,910,943 funded primarily by deposit growth of $2,480,623. Cash and cash equivalents were also reinvested during the year into higher yielding loans and investment securities. Our management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

PART I – FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loans and the allowance for loan losses

Balances within the major loan categories as of September 30, 2003 and December 31, 2002 and a roll-forward of the allowance for loan losses for the nine months ended September 30, 2003 and 2002 follows:

Loan composition:	September 30, 2003	December 31, 2002
Commercial and industrial	$6,504,543	$6,797,575
Real estate - construction
	3,926,186	4,154,989
Real estate - other	39,581,985	35,007,437
Installment and consumer credit lines	5,608,489	5,832,892

	$55,621,203	$51,792,893

Allowance for loan losses:	September 30, 2003	September 30, 2002
Allowance for loan losses, January 1	$575,923	$546,376
Provision	142,500	131,000
Recoveries	9,344	17,711
Charge-offs	(91,977)	(96,441)

Allowance for loan losses, September 30	$635,790	$598,646

Non-accrual loans, September, 2003 and 2002	$149,199	$278,810
Non-accrual loans, December 31, 2002	229,510
Allowance for loan losses to loans outstanding, September 30, 2003	1.14%	1.19%
and 2002
Allowance for loan losses to loans outstanding, December 31, 2002		1.11%

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

PART I – FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact of Off-Balance Sheet Instruments
Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $10.7 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources
Total shareholders’ equity increased $420,497 from December 31, 2002 to $7,549,706 at September 30, 2003. The increase is attributable to income for the period and unrealized gains on securities available for sale. Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital and Tier 2 capital. The first two ratios, which are based on the degree of credit risk in the company’s assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 3.0%. At September 30, 2003 and 2002, the bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change our or the bank’s category.

The following table summarizes our risk-based capital at September 30, 2003 (in thousands):

Shareholders' equity	$7,550
Less: unrealized gains on securities available for sale	(9)

Tier 1 capital	$7,541

Plus: allowance for loan losses (1)	636

Total Capital	$8,177

Risk-Weighted assets	$59,456
Risk based capital ratios
Tier 1	12.68%
Total capital	13.75%
Leverage ratio	10.50%

(1)   limited to 1.25% of risk-weighted assets

PART I – FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact of Inflation and Changing Prices
The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

As of September 30, 2003, management believes that there have been no significant changes in market risk as disclosed in our Form 10-KSB for the year ended December 31, 2002.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

           (a)    Exhibits:
                    Exhibit    Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

           (b)    Report on Form 8-K – The following reports were filed on Form 8-K during the quarter ended September 30, 2003.

                             The Company filed a Form 8-K on July 15, 2003 to disclose the issuance of a press release announcing its financial results                     for the second quarter ended June 30, 2003.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCSHARES, INC. (Registrant)

Date: October 27, 2003	By: /s/ V. Stephen Moss
V. Stephen Moss
President and Chief Executive Officer

By: /s/ Kimberly D. Barrs
Kimberly D. Barrs
Principal Accounting and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number            Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.