Form 10KSB/A
period 2002-12-31
FNB BANCSHARES INC /SC/
filed 2004-01-21
CIK 1009162

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB/ Amendment No. 2

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file no. 000-22505

FNB BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

South Carolina	57-1033165
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

217 North Granard Street Gaffney, South Carolina	29341
(Address of Principal Executive Offices)	(Zip Code)

(864) 488-2265
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.                 Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s income for its most recent fiscal year was $532,247.  As of March 4, 2003, 647,123 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the Company on March 4, 2003 was $4,979,807.  This calculation is based upon an estimate of the fair market value of the Common Stock by the Company’s Board of Directors of $10.90 per share.  There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

Transitional Small Business Disclosure Format.  (Check one):  Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated by reference in this Form 10-KSB in Part II, Items 6 and 7.  The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 is incorporated by reference in this Form 10-KSB in Part III, Items 9 through 12.

EXPLANATORY NOTE

We are filing this 10-KSB Amendment No. 2 to amend Exhibit 13 – 2002 Annual Report of the Company - to the Form 10-KSB for the year ended December 31, 2002 to include the independent auditor’s report from Elliott Davis, LLC for the year ended December 31, 2001.  We have also restated the consolidated financial statements for the years ended December 31, 2002 and 2001 to show the effects of the 5% stock dividend issued April 25, 2003.  No other changes have been made to the original 10-KSB/A.

We engaged Elliott Davis to re-audit our December 31, 2001 consolidated financial statements because the accounting firm that originally audited these financials is no longer in existence and we are therefore unable to rely upon that original opinion under SEC rules.  The only changes to the consolidated financial statements are adjustments to the per share numbers to reflect the effects of the 5% stock dividends issued April 19, 2002 and April 25, 2003.  We are also not changing our primary accounting firm – that firm continues to be Dixon Odom PLLC.

The accounting firm of Tourville, Simpson & Caskey, L.L.P. (“TSC”) served as our independent auditor until October 29, 2002, when we replaced TSC as our independent auditor with Dixon Odom.  TSC ceased to exist on December 31, 2002, and there was no successor by virtue of sale, merger or reorganization.  The former partner of TSC with primary audit responsibility for our company, R. Jason Caskey, subsequently joined the firm of Elliott Davis.  Because of Mr. Caskey’s prior experience with the Company during the relevant period, we chose to engage Elliott Davis to re-audit the consolidated financial statements for the year ended December 31, 2001.  In addition to the Elliott Davis report on our consolidated financial statements for the year ended December 31, 2001, we are filing a revised independent auditor’s report from Dixon Odom PLLC for the year ended December 31, 2002.  We are filing this revised auditor’s report for the year ended December 31, 2002 because of the adjustments to our consolidated financial statements to the per share numbers to reflect the effects of the 5% stock dividend issued April 25, 2003.  As noted above, there are no other changes to the consolidated financial statements for either the year ended December 31, 2001 or the year ended December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCSHARES, INC.

Date:	January 20, 2004	By:	/s/ V. Stephen Moss
V. Stephen Moss
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ *	Director	January 20, 2004
Richard D. Gardner

/s/ *	Director	January 20, 2004
Barry Hamrick

/s/ *	Director	January 20, 2004
Haskell D. Mallory

/s/ *	Director	January 20, 2004
Bill Mason

/s/ V. Stephen Moss	Director;	January 20, 2004
V. Stephen Moss	President and Chief Executive Officer

/s/ *	Director	January 20, 2004
Harold D. Pennington, Jr.

/s/ *	Director	January 20, 2004
Harold D. Pennington, Sr.

/s/ *	Director
Heyward W. Porter

/s/ *	Chief Financial Officer, Principal	January 20, 2004

Signature	Title	Date

Kimberly D. Barrs	Accounting and Financial Officer

/s/ V. Stephen Moss	As Attorney-In-Fact	January 20, 2004
V. Stephen Moss

INDEX TO EXHIBITS

Exhibit Number	Description

13	Annual Report to Shareholders for the year ended December 31, 2002