Form 10KSB
period 2003-12-31
FNB BANCSHARES INC /SC/
filed 2004-03-26
CIK 1009162

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file no. 000-22505

FNB BANCSHARES, INC.
(Name of Small Business Issuer in Its Charter)

South Carolina (State or Other Jurisdiction of Incorporation or Organization)	57-1033165 (I.R.S. Employer Identification No.)
217 North Granard Street Gaffney, South Carolina (Address of Principal Executive Offices)	29341 (Zip Code)

(864) 488-2265
Issuer's Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        The issuer's revenues for its most recent fiscal year were $4,931,353. As of March 15, 2004, 690,304 shares of Common Stock were issued and outstanding.

        The aggregate market value of the Common Stock held by non-affiliates of the Company on March 15, 2004 was $11,159,535.

        Transitional Small Business Disclosure Format. (Check one): Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1. Description of Business

        This Report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

  •
  the risk that the merger with American Community Bancshares, Inc. will not be completed;

  •
  risks related to owning stock in American Community Bancshares, Inc. following completion of the merger, as outlined in the Registration Statement on Form S-4 filed by American Community in connection with the merger;

  •
  the effects of future economic conditions;

  •
  governmental monetary and fiscal policies, as well as legislative and regulatory changes;

  •
  changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;

  •
  the level of allowance for loan losses;

  •
  the rate of delinquencies and amounts of charge-offs;

  •
  the rates of loan growth;

  •
  adverse changes in asset quality and resulting credit risk-related losses and expenses;

  •
  our ability to control costs, expenses, and loan delinquency rates; and

  •
  the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

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

Pending Merger

        On November 5, 2003, the Company entered into a definitive merger agreement with American Community Bancshares, Inc. of Charlotte, North Carolina. Shareholders of the Company as of the close of the merger will be entitled to receive a combination of cash and American Community common stock which, at the time the merger was announced, had a value of $20.50 per share of the Company's common stock. The shareholders of both companies approved the merger at meetings held on March 4, 2004. The merger, which is subject to regulatory approval, is expected to be completed in April 2004. Please refer to the Registration Statement on Form S-4 filed by American Community with the SEC for more information about the merger, American Community, and the risks related to American Community common stock.

Location and Service Area

        The bank engages in a general commercial and retail banking business, emphasizing the needs of small-to medium-sized businesses, professional concerns, and individuals, primarily in Gaffney, South Carolina and the surrounding area, including Cherokee County. The principal executive offices of both the company and the bank are located at 217 North Granard Street, Gaffney, South Carolina 29342. The address of the Blacksburg office is 207 West Cherokee Street, Blacksburg, South Carolina 29702. The address of the second Gaffney office is 626 Chesnee Highway, Gaffney, South Carolina 29341. The company's telephone number is (864) 488-2265. See "Item 2. Description of Property."

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

        Cherokee County's economy is dominated by manufacturing and agriculture. With over 60 manufacturing plants, including the Nestle Frozen Foods Company, Milliken & Co.—Magnolia Finishing Plant, and the Timken Company, Cherokee County enjoys a diversified manufacturing community. Manufacturing companies employ approximately 50% of the county's workforce, and the textile mills products sector accounts for nearly 50% of this manufacturing employment.

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

        Real Estate Loans.    One of the primary components of the bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates are fixed or adjustable. The bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the bank typically requires personal guarantees of the principal owners of the property backed with a review by the bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The bank competes for real estate loans with a number of bank competitors which are well established in the Cherokee County area. Most of these competitors have substantially greater resources and lending limits than the bank. As a result, the bank occasionally must charge a lower interest rate to attract borrowers. See "—Competition". The bank also originates loans for sale into the secondary market. The bank attempts to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

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

Competition

        The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Cherokee County area and elsewhere. As of December 31, 2003, there were four commercial banks (none of which are headquartered in Cherokee County), one savings bank, and one credit union operating in Cherokee County. A number of these competitors are well established in the Cherokee County area. Most of them have substantially greater resources and lending limits than our bank and offer certain services, such as extensive and established branch networks and trust services, that we either do not expect to provide or do not currently provide. As a result of these competitive factors, the bank may have to pay higher rates of interest to attract deposits.

Employees

        We had 27 full-time employees as of December 31, 2003.

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

        As noted above, we have entered into a merger agreement with American Community Bancshares, Inc., and the merger is scheduled to close in April 2004. American Community is regulated as a bank holding company. Its wholly owned subsidiary, American Community Bank, is a North Carolina state-chartered bank, subject to regulation by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. For more information about American Community and the regulation of its activities, please see American Community's periodic reports as filed with the SEC.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which is not effective until October 28, 2004, gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

  •
  Allows check truncation without making it mandatory;

  •
  Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

  •
  Legalizes substitutions for and replacements of paper checks without agreement from consumers;

  •
  Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

  •
  Cautions that when accountholder's request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

  •
  Requires recrediting of funds to an individual's account on the next business day after a consumer proves the financial institution has erred.

  •
  This new legislation will likely have a dramatic impact on bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

        The Federal Reserve Board imposes certain capital requirements on our holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to capital requirements and certain other restrictions, our holding company is able to borrow money to make a capital contribution to our bank, and these loans may be repaid from dividends paid from our bank to our company. Our ability to pay dividends is subject to regulatory restrictions as described below in "First National Bank of the Carolinas—Dividends." Our holding company is also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

        Deposit Insurance.    The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. This system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC assessment rate on our bank deposits currently is zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

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

  •
  a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

  •
  covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

  •
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

        Capital Regulations.    The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either our holding company or our bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes accumulated other comprehensive income, excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not "well capitalized" is also subject to certain limitations relating to so-called "brokered" deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report. As noted above, the merger agreement with American Community was approved by our shareholders on March 4, 2004.

Item 5. Market for Common Equity and Related Stockholder Matters.

        Our common stock is quoted on the OTC Bulletin Board under the symbol "FNBC.OB." Market makers of our common stock include FIG Partners LLC., Hill Thompson Magid, L.P., Hoefer & Arnett, Incorporated, Keefe, Bruyette & Woods, Inc., Schwab Capital Markets L.P., Ryan Beck & Co., and Monroe Securities, Inc. As of December 31, 2003, there were 522 shareholders of record.

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

	2003		2002
	High	Low	High	Low
First Quarter	$10.95	$10.05	$12.01	$9.29
Second Quarter	11.75	8.67	12.38	9.97
Third Quarter	15.55	11.75	10.71	10.00
Fourth Quarter	21.75	15.51	10.48	10.01

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Data

        The following table sets forth certain selected financial data concerning FNB Bancshares, Inc. The selected financial data has been derived from the consolidated financial statements. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

	2003	2002	2001	2000	1999
Year Ended December 31,
(Dollars in thousands, except per share data)
Income Statement Data:
Interest and dividend income	$4,098	$3,880	$3,698	$3,485	$2,660
Interest expense	1,037	1,079	1,479	1,407	939

Net interest income	3,061	2,801	2,219	2,078	1,721
Provision for loan losses	185	186	104	152	140

Net interest income after provision for loan losses	2,876	2,615	2,115	1,926	1,581
Other operating income	833	660	460	358	311
Other operating expense	2,809	2,448	2,188	1,846	1,633

Income before income taxes	900	827	387	438	259
Income tax expense	325	295	139	157	88

Net income	$575	$532	$248	$281	$171

Balance Sheet Data:
Securities available for sale	$8,260	$5,546	$—	$—	$—
Securities held to maturity	—	800	3,749	3,545	2,349
Allowance for loan losses	673	576	546	467	429
Net loans	57,545	51,217	39,553	35,179	27,401
Premises and equipment, net	3,144	3,416	3,410	2,598	2,214
Total assets	76,553	70,206	51,236	44,942	35,196
Noninterest-bearing deposits	14,444	8,658	7,302	5,044	4,565
Interest-bearing deposits	49,675	49,271	33,117	31,741	22,670
Total deposits	64,119	57,929	40,419	36,785	27,235
Total liabilities	68,870	63,077	44,700	38,653	29,188
Total shareholders' equity	7,683	7,129	6,537	6,289	6,008
Per Share Data: (1)
Average shares outstanding—basic	679,279	679,279	679,279	679,279	679,279
Net income—basic	$0.85	$0.78	$0.36	$0.41	$0.25
Average shares outstanding—diluted	719,415	693,859	689,528	679,279	679,279
Net income—diluted	$0.80	$0.77	$0.36	$0.41	$0.25
Tangible book value (period end)	$11.31	$10.49	$9.62	$9.26	$8.84

(1)
On April 25, 2003 and April 19, 2002, the Company issued 5% stock dividends. All share and per share data have been retroactively restated to reflect these stock dividends.

        The following discussion describes our results of operations for 2003 as compared to 2002 and also analyzes our financial condition as of December 31, 2003 as compared to December 31, 2002. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2003 and 2002 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Changes in Net Interest Income" table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Interest Rate Sensitivity Analysis" table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this other operating income, as well as our other operating expense, in the following discussion.

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. We encourage you to read this discussion and analysis in conjunction with the consolidated financial statements and the related notes and the other statistical information also included in this report.

Year ended December 31, 2003, compared with year ended December 31, 2002

        Net income for the year ended December 31, 2003 was $575,405 or $0.85 per share compared to $532,247 or $0.78 per share for the year ended December 31, 2002. Net interest income increased $260,067 or 9% to $3,061,451 for the year ended December 31, 2003. Other operating income also increased $173,599 to $833,218 for the year ended December 31, 2003, primarily as a result of fees generated from brokerage services and from increased service charges on deposit accounts as a result of a new product introduced in May 2002. Other operating expenses increased $361,326 or 15% and included expenses of $186,580 associated with our planned merger with American Community Bancshares, Inc.

Net Interest Income

        Net interest income increased from $2,801,384 for the year ended December 31, 2002 to $3,061,451 for the year ended December 31, 2003. The increase in net interest income is due to an increase in average interest earning assets of approximately $16.0 million (consisting primarily of an increase in average loans of $7.3 million and an increase in average marketable securities of $7.1 million) offset by a decrease in yield on earning assets of 135 basis points from 7.23% for the year ended December 31, 2002 to 5.88% for the year ended December 31, 2003. The increase in average loans is a result of the needs of the small businesses in our market and the local decision making capabilities we have which allows for timely loan approvals compared to competing banks in our market. In addition, we participate in loans with other community banks in surrounding markets when their customers' borrowing needs exceed their lending limits. The increase in average marketable securities is a result of increased funding from deposits which was not fully utilized for loan growth. The increase in net interest income is also a result of the decrease in our cost of interest bearing liabilities of 60 basis points from 2.44% for the year ended December 31, 2002 to 1.84% for the year ended December 31, 2003. This decrease in cost of funds more than offset the increase in average interest bearing liabilities of approximately $12.3 million (consisting primarily of an increase in interest bearing deposits of $12.2 million). This increase is a result of specific efforts to gain market share over the banks in our area which are not locally owned. We obtained this growth through slightly higher rates than competitors on money market accounts, competitive fees on commercial accounts and specific calls to target businesses in our community. In addition, we won bids on $10 million in short-term deposits from a local government agency in the first quarter of 2003 in an effort to strengthen our relationship with this customer. This same customer held approximately $3 million in non-interest bearing deposits with us at December 31, 2003 due to tax payments received which were not yet disbursed within the county.

        The following table sets forth, for the periods indicated, the weighted-average yields earned, the weighted-average yields paid, the net interest spread and the net interest margin on earning assets. The table also indicates the average monthly balance and the interest income or expense by specific categories.

Average Balances, Income, Expenses, and Rates

Year ended December 31,	2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
(Dollars in thousands)
Assets:
Earning Assets:
Securities, taxable	$10,699	$309	2.89%	$4,355	$196	4.50%
Securities, nontaxable	908	33	3.63	187	8	4.28
Securities, non-marketable	391	16	4.09	358	19	5.31
Federal funds sold and other	3,762	43	1.14	2,160	34	1.57
Loans (1)	53,953	3,697	6.85	46,641	3,623	7.77

Total earning assets	69,713	4,098	5.88	53,701	3,880	7.23

Cash and due from banks	1,932			1,881
Allowance for loan losses	(622)			(585)
Premises and equipment	3,291			3,427
Other assets	443			530

Total assets	$74,757			$58,954

Liabilities and Shareholder's equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$8,161	$20	0.25%	$7,240	$18	0.25%
Savings	17,933	212	1.18	9,865	159	1.61
Time deposits	26,219	694	2.65	23,027	796	3.46

Total interest-bearing deposits	52,313	926	1.77	40,132	973	2.42
Advances from FHLB	2,951	95	3.22	2,581	79	3.06
Securities sold under agreements to repurchase and federal funds purchased	1,243	16	1.29	1,509	27	1.79

Total interest-bearing liabilities	56,507	1,037	1.84	44,222	1,079	2.44

Noninterest-bearing deposits	10,589			7,708
Accrued interest and other liabilities	183			172
Shareholders' equity	7,478			6,852

Total liabilities and shareholders' equity	$74,757			$58,954

Net interest spread			4.04%			4.79%
Net interest income		$3,061			$2,801

Net interest margin			4.39%			5.22%

(1)
The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.

        The following table sets forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income during the periods indicated.

Analysis of Changes in Net Interest Income

	2003 Compared with 2002
	Variance Due to
Year Ended December 31,	Volume (1)	Rate (1)	Total

(Dollars in thousands)
Earning Assets
Securities, taxable	$204	$(91)	$113
Securites, nontaxable	27	(2)	25
Securities, non-marketable	2	(5)	(3)
Federal funds sold and other	20	(11)	9
Loans	530	(456)	74

Total interest income	783	(565)	218

Interest-Bearing Liabilities
Interest-bearing transaction accounts	2	—	2
Savings	104	(51)	53
Time deposits	100	(202)	(102)

Total interest-bearing deposits	206	(253)	(47)
Advances from FHLB	12	4	16
Securities sold under agreements to repurchase and federal funds purchased	(4)	(7)	(11)

Total interest expense	214	(256)	(42)

Net interest income	$569	$(309)	$260

(1)
Volume-rate changes have been allocated to each category based on the percentage of the total change.

        We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The principal monitoring technique we employ is the measurement of our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

        The following table presents our rate sensitivity at each of the time intervals indicated as of December 31, 2003. The table may not be indicative of our rate sensitivity position at other points in time.

Interest Rate Sensitivity Analysis

December 31, 2003	Less Than Three Months	Four to Six Months	Seven to Twelve Months	One to Five Years	Over Five Years	Total
(Dollars in thousands)
Assets
Earning Assets
Loans	$26,080	$1,407	$851	$24,361	$5,519	$58,218
Securities available for sale	5	—	—	2,908	5,347	8,260
Non-marketable equity securities	419	—	—	—	—	419
Federal funds sold	3,955	—	—	—	—	3,955

Total earning assets	30,459	1,407	851	27,269	10,866	70,852

Liabilities
Interest-bearing liabilities:
Interest-bearing deposits (1):
Demand deposits	8,373	—	—	—	—	8,373
Savings deposits	17,148	—	—	—	—	17,148
Time deposits	5,672	5,469	4,637	8,377	—	24,155

Total interest-bearing deposits	31,193	5,469	4,637	8,377	—	49,676
Advances from Federal Home Loan Bank	—	—	—	1,000	1,000	2,000
Securities sold under agreements to repurchase	2,552	—	—	—	—	2,552

Total interest-bearing liabilities	33,745	5,469	4,637	9,377	1,000	54,228

Period gap	$(3,286)	$(4,062)	$(3,786)	$17,892	$9,866

Cumulative gap	$(3,286)	$(7,348)	$(11,134)	$6,758	$16,624

Cumulative gap ratio (2)	(4.64)%	(10.37)%	(15.71)%	9.54%	23.46%

(1)
All savings and interest-bearing transaction accounts are included in the less than three months category.

(2)
Ratio of cumulative gap to total earning assets.

        The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument's ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. Securities sold under agreements to repurchase mature on a daily basis and are reflected in the earliest pricing period. Advances from Federal Home Loan Bank are reflected at their contractual maturity date.

        We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive. We are liability sensitive over the one to twelve month time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Accordingly, management believes a liability-sensitive gap position is not as indicative of our true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision for Loan Losses

        We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. On a quarterly basis, our bank's board of directors reviews and approves the appropriate level for the bank's allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in its markets, and a review of historical statistical data for both the bank and other financial institutions.

        Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the probable losses inherent in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current economic conditions. During 2003, we provided $185,000 for loan losses, increasing the balance to $672,622 on December 31, 2003 after deducting current year net charge-offs. The reserve for loan losses was approximately 1.16% and 1.11% of total loans on December 31, 2003 and 2002, respectively. The change in the allowance as a percentage of gross loans each period is determined by our allowance for loan loss model which reserves certain percentages of pools for performing loans based on historical statistical data for both the bank and other financial institutions, amounts related to specific loans based on individual reviews or certain performance issues and amounts for economic factors based on current conditions in our market.

        Our bank's allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators and our independent auditors.

        Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

Other Operating Income

        Other operating income for the year ended December 31, 2003 was $833,218 compared to $659,619 for the year ended December 31, 2002. The most significant portion of other operating income was from service charges on deposit accounts which totaled $493,998 in 2003 compared to $409,809 in 2002. The increase of $84,189 is a result of the introduction of a new overdraft privilege product in May 2002. We offer brokerage services through Raymond James. Fees earned from this service totaled $92,951 for the year ended December 31, 2003, an increase of $46,203 compared to fees earned in 2002 of $46,748. The increase in fees from the brokerage service is due to improving market conditions in 2003 and a large annuity product sold to a single customer in third quarter 2003. Other service charges, commissions and fees increased $45,879 for the year ended December 31, 2003 as a result of gains recognized on sales of two commercial loans and the increased transaction volume which is a result of the increase in our customer base.

Other Operating Expenses

        Other operating expenses were $2,809,011 for the year ended December 31, 2003 compared to $2,447,685 for the year ended December 31, 2002. Other operating expenses increased as a result of our continued growth in customers. In addition, director fees were increased in 2003 from $200 per meeting to $600 per meeting based on peer comparison. We also incurred $186,580 in expenses related to entering into a definitive merger agreement with American Community Bancshares, Inc. These expenses include legal, accounting and investment advisory fees.

Income Taxes

        For the years ended December 31, 2003 and 2002, we recorded income tax expense in the amounts of $325,253 and $295,071, respectively. This resulted in an effective tax rate of 36.1% and 35.7% for the years ended December 31, 2003 and 2002, respectively.

Capital Resources

        Our total capital was increased by 2003 net income of $575,405 offset by unrealized losses of $30,971, net of tax, on securities available for sale. In addition, we issued a 5% stock dividend on April 25, 2003. Cash paid in lieu of fractional shares was $2,303. Total capital was also increased by the effect of the accelerated vesting of employee stock options in the amount of $11,643. Our total capital was increased in 2002 by net income of $532,247 and unrealized gains of $60,819, net of tax, on securities available for sale. In addition, we issued a 5% stock dividend on April 19, 2002. Cash paid in lieu of fractional shares was $368.

        The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging form 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Our tier 1 capital consists of common shareholders' equity minus unrealized gains on securities available for sale. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Holding companies and banking subsidiaries are also required to maintain capital at a minimum level based on average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. We currently not subject to the requirements for bank holding companies because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets; however, the ratios for our company are presented for information.

Risk-Based Capital Ratios

	The Bank	The Company
(Dollars in thousands)
Tier 1 capital
Common shareholders' equity	$6,245,024	$7,682,983
Less: unrealized gains on securities available for sale, net of taxes	(29,848)	(29,848)

Total Tier 1 capital	6,215,176	7,653,135
Tier 2 capital
Allowable allowance for loan losses	672,622	672,622

Total qualifying capital	$6,887,798	$8,325,757

Risk-adjusted total assets (including off-balance sheet exposures)	$63,039,487	$63,038,656

Total average assets	$73,476,806	$73,475,975

Risk-based capital ratios:
Tier 1 risk-based capital ratio	9.86%	12.14%
Total risk-based capital ratio	10.92%	13.21%
Tier 1 leverage ratio	8.46%	10.42%

Liquidity

        We manage our liquidity from both the asset and liability side of the balance sheet through the coordination of the relative maturities of our assets and liabilities. Short-term liquidity needs are generally met from cash, due from banks, federal funds sold, and deposit levels. We also have the ability to borrow additional funds from the Federal Home Loan Bank of up to 15% of our bank's assets. Management has established policies and procedures governing the length of time to maturity on loans and investments. In the opinion of management, our short-term liquidity needs can be adequately supported by our deposit base.

Impact of Off-Balance Sheet Arrangements

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2003, we had issued commitments to extend credit of $10.7 million through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Investment Portfolio

        The following table summarizes the maturity distribution and weighted-average yields of our investment portfolio at December 31, 2003.

Investment Securities Portfolio Maturity Distribution and Yields

	December 31, 2003
	Amortized Cost	Yield
(Dollars in thousands)
U.S. Government agencies due:
After one year but within five years	$1,800	2.91%

	1,800
Mortgage-backed securities due:
After one year but within five years	1,104	2.59
After five years but within ten years	3,150	4.14
After ten years	1,046	3.83

	5,300
Municipal securities due:
After five years but within ten years	827	3.67
After ten years	282	3.95

	1,109
	$8,209	3.57%

Loan Portfolio
Credit Risk Management

        Credit risk entails both general risk, which is inherent in the process of lending, and risk that is specific to individual borrowers. The management of credit risk involves both the process of loan underwriting and loan administration. We manage credit risk through a strategy of making loans within our primary marketplace and within our limits of expertise. Although management seeks to avoid concentrations of credit by loan type or industry through diversification, a substantial portion of the borrowers' ability to honor the terms of their loans is dependent on the business and economic conditions in Cherokee County and the surrounding areas comprising our marketplace. Additionally, since we consider real estate as the most desirable nonmonetary collateral, a significant portion of our loans are collateralized by real estate; however, the cash flow of the borrower or the business enterprise is generally considered as the primary source of repayment. Generally, we do not consider the value of real estate as the primary source of repayment for performing loans. We also seek to limit total exposure to individual and affiliated borrowers. We manage the risk specific to individual borrowers through the loan underwriting process and through an ongoing analysis of the borrower's ability to service the debt as well as the value of the pledged collateral.

        Our bank's loan officers and loan administration staff are charged with monitoring our loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay the debt or the value of the pledged collateral. In order to assess and monitor the degree of risk in our loan portfolio, several credit risk identification and monitoring processes are utilized. We use an outside consultant to perform loan reviews on a quarterly basis.

Lending Activities

        We extend credit primarily to consumers and small businesses in Cherokee County and, to a limited extent, customers in surrounding areas.

        Our service area is mixed in nature. The corporate office is located in Gaffney, South Carolina. Cherokee County is a regional business center whose economy contains elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. Outside the incorporated city limits of Gaffney, the economy includes manufacturing, agriculture, timber, and recreational activities. No particular category or segment of the economy previously described is expected to grow or contract disproportionately in 2003.

        Total loans outstanding were $58,217,594 and $51,792,893 at December 31, 2003 and 2002, respectively. The loan demand remains strong in our market area. There are no significant concentrations of loans in our loan portfolio to any particular individuals or industry or group of related individuals or industries.

        Our ratio of loans to deposits was 91% and 89% at December 31, 2003 and 2002, respectively. The loan to deposit ratio is used to monitor a financial institution's potential profitability and efficiency of asset distribution and utilization. Generally, a higher loan to deposit ratio is indicative of higher interest income since loans yield a higher return than alternative investment vehicles. Management has concentrated on maintaining quality in the loan portfolio while continuing to increase the deposit base.

        The following table summarizes the composition of the loan portfolio at December 31, 2003 and 2002.

Loan Portfolio Composition

December 31,	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
(Dollars in thousands)
Commercial and industrial	$8,063	13.85%	$6,798	13.13%
Real estate
Construction	5,898	10.13	4,155	8.02
Mortgage	38,852	66.74	35,007	67.59
Consumer and other	5,405	9.28	5,833	11.26

Total loans	58,218	100.00%	51,793	100.00%

Allowance for loan losses	(673)		(576)

Net loans	$57,545		$51,217

Maturities and Sensitivity of Loans to Changes in Interest Rates:

        The following table summarizes the loan maturity distribution, by type, at December 31, 2003 and related interest rate characteristics:

	One Year or Less	Over One Year Through Five Years	Over Five Years
December 31, 2003				Total

(Dollars in thousands)
Commercial and industrial	$3,115	$4,375	$573	$8,063
Real estate—construction	1,387	4,036	475	5,898
Real estate—mortgage	4,023	24,784	10,045	38,852
Consumer and other	990	3,995	420	5,405

	$9,515	$37,190	$11,513	$58,218

Loans maturing after one year with:
Fixed interest rates				$29,950
Floating interest rates				18,753

				$48,703

Risk Elements

        At December 31, 2003, there was one restructured loan with a balance of $150,935, and loans totaling $152,620 were in nonaccrual status. At December 31, 2002, there was one restructured loan with a $160,085 which was past due 90 days or more and still accruing interest, and loans totaling $229,510 were in nonaccrual status.

Summary of Loan Loss Experience

	2003	2002
(Dollars in thousands)
Total loans outstanding at end of year	$58,218	$51,793

Average loans outstanding	$53,953	$46,641

Balance, beginning of year	$576	$546
Loans charged off
Commercial and industrial	(64)	(127)
Real estate—mortgage	(11)	(40)
Consumer and other	(26)	(14)

	(101)	(181)

Recoveries on loans previously charged off
Commercial and industrial	7	5
Real estate—mortgage	—	19
Consumer and other	6	1

	13	25

Net charge-offs	(88)	(156)

Provision charged to operations	185	186

Balance, end of year	$673	$576

Ratios:
Allowance for loan losses to average loans	1.25%	1.23%
Allowance for loan losses to period end loans	1.16%	1.11%
Net charge-offs to average loans	(0.16)%	(0.33)%

        Management has allocated the majority of its allowance for loan losses to real estate and commercial loans at December 31, 2003 and 2002.

        The allowance for loan losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio. The allowance is maintained through the provision for loan losses which is a charge to operations. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

        The bank's provision and allowance for loan losses is subjective in nature and relies on judgments and assumptions about future economic conditions and other factors affecting borrowers. Management is not aware of any trends, material risks, or uncertainties affecting the loan portfolio nor is management aware of any information about any significant borrowers which causes serious doubts as to the ability of the borrower to comply with the loan repayment terms. However, it should be noted that no assurances can be made that future charges to the allowance for loan losses or provisions for loan losses may not be significant to a particular accounting period.

        Impaired loans are recorded at fair value, which is determined based upon the present value of expected cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the value of the underlying collateral. All cash receipts on impaired loans are applied to principal until such time as the principal is brought current, and thereafter according to the contractual terms of the agreement. After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone.

        At December 31, 2003, management reviewed its loan portfolio and determined that no impairment on loans existed that it believes would have a material effect on our consolidated financial statements.

Average Daily Deposits

        Average deposits were $62,903,039 and $47,840,226 during 2003 and 2002, respectively. This increase is a result of specific efforts to gain market share over the banks in our area which are not locally owned. We obtained this growth through slightly higher rates than competitors on money market accounts, competitive fees on commercial accounts and specific calls to target businesses in our community. In addition, we won bids on $10 million in short-term deposits from a local government agency in the first quarter of 2003 in an effort to strengthen our relationship with this customer. This same customer held approximately $3 million in non-interest bearing deposits with us at December 31, 2003 due to tax payments received which were not yet disbursed within the county.

        Certificates of deposit over $100,000 totaled $6,826,139 and $6,347,568 at December 31, 2003 and 2002, respectively. Of this total, scheduled maturities at December 31, 2003 were as follows: three months or less—$1,829,619; over three months through six months—$1,447,794; over six months through twelve months—$990,679; and greater than twelve months—$2,558,047.

        The following table summarizes the bank's deposits at December 31, 2003 and 2002.

December 31,	2003		2002
	Amount	Percent of Deposits	Amount	Percent of Deposits
(Dollars in thousands)
Noninterest-bearing demand	$14,444	22.53%	$8,658	14.95%
Interest-bearing transaction accounts	8,373	13.06	7,327	12.65
Savings	17,147	26.74	17,648	30.46
Certificates of deposit	24,155	37.67	24,296	41.94

Total deposits	$64,119	100.00%	$57,929	100.00%

        Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $54,293,014 and $51,581,481 at December 31, 2003 and 2002, respectively. Core deposits at December 31, 2003 also exclude the $3 million in non-interest bearing deposits held by the local government agency discussed above.

Advances From The Federal Home Loan Bank

        Advances from the Federal Home Loan Bank totaled $2,000,000 and $3,000,000 at December 31, 2003 and 2002, respectively. Advances consist of a $1,000,000 fixed rate advance bearing an interest rate of 3.90% scheduled to mature July 16, 2012 and a $1,000,000 fixed rate advance bearing an interest rate of 2.00% scheduled to mature October 3, 2005. Advances averaged $2,950,684 during 2003 as compared to $2,580,821 in 2002.

Short-Term Borrowings

        At December 31, 2003 and 2002, we had short term borrowings which consisted of securities sold under agreements to repurchase of $2,551,763 and $1,951,169, respectively. We entered into a repurchase agreement with a local electric cooperative which generally matures on a one-day basis. The average interest rate paid on the repurchase agreement was 1.05% and 1.35% at December 31, 2003 and 2002, respectively. The maximum amount outstanding at any month-end for the repurchase agreement was $2,551,763 and $8,267,140, during 2003 and 2002, respectively. The average amount outstanding for the repurchase agreement was $1,230,235 and $1,505,524, during 2003 and 2002, respectively. The average interest rate paid on the repurchase agreement was 1.18% and 2.20% during 2003 and 2002, respectively.

Return on Equity and Assets

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average total assets), for the periods indicated. Since our inception, we have not paid cash dividends.

	2003	2002
Return on average assets	0.77%	0.90%
Return on average equity	7.69%	7.77%
Equity to assets ratio	10.00%	11.62%

Critical Accounting Policies

        We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements.

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

Accounting and Financial Reporting Issues

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Public entities, other than small business issuers, must apply FIN 46R no later than the end of the first reporting period ending after March 15, 2004. (Small business issuers must apply FIN 46R no later than the end of the first reporting period ending after December 15, 2004.) FIN 46 is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. We do not expect the impact of this statement to be material to our consolidated financial statements.

Item 7. Financial Statements

INDEPENDENT AUDITORS' REPORT

The Board of Directors
FNB Bancshares, Inc.
Gaffney, South Carolina

We have audited the accompanying consolidated balance sheets of FNB Bancshares, Inc., and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Bancshares, Inc., and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  DIXON HUGHES, PLLC
Dixon Hughes PLLC
Charlotte, North Carolina
January 23, 2004

FNB BANCSHARES, INC.

Consolidated Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,784,365	$4,409,643
Federal funds sold	3,955,000	3,972,000

Total cash and cash equivalents	6,739,365	8,381,643

Investment securities:
Securities available for sale (amortized cost: 2003—$8,212,835; 2002—$5,451,438)	8,260,213	5,546,468
Securities held to maturity (estimated fair value: 2002—$810,500)	—	799,854
Non-marketable equity securities	419,161	358,311

Total investment securities	8,679,374	6,704,633

Loans receivable:	58,217,594	51,792,893
Less allowance for loan losses	(672,622)	(575,923)

Loans, net	57,544,972	51,216,970
Premises and equipment, net	3,144,436	3,416,316
Accrued interest receivable	286,640	281,245
Real estate owned	—	55,000
Other assets	157,906	150,629

Total assets	$76,552,693	$70,206,436

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$14,443,720	$8,658,167
Interest-bearing transaction accounts	8,372,641	7,327,123
Savings	17,147,582	17,647,774
Time deposits $100,000 and over	6,826,139	6,347,568
Other time deposits	17,329,071	17,948,417

Total deposits	64,119,153	57,929,049
Securities sold under agreements to repurchase	2,551,763	1,951,169
Advances from the Federal Home Loan Bank	2,000,000	3,000,000
Accrued interest payable	36,164	47,997
Other liabilities	162,630	149,012

Total liabilities	68,869,710	63,077,227

Commitments and contingencies (Notes 5 and 17)
Shareholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized and unissued	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 679,279 shares issued and outstanding	6,793	6,471
Capital surplus	6,831,760	6,450,645
Retained earnings	814,582	611,274
Accumulated other comprehensive income	29,848	60,819

Total shareholders' equity	7,682,983	7,129,209

Total liabilities and shareholders' equity	$76,552,693	$70,206,436

The accompanying notes are an integral part of the consolidated financial statements.

FNB BANCSHARES, INC.

Consolidated Statements of Income
For the years ended December 31, 2003 and 2002

	2003	2002
Interest and dividend income:
Loans, including fees	$3,696,793	$3,622,513
Investment securities:
Taxable	308,420	195,531
Nontaxable	33,442	8,351
Non-marketable equity securities	16,223	19,168
Federal funds sold	41,455	33,187
Other	1,802	1,383

Total	4,098,135	3,880,133

Interest expense:
Deposits	926,081	972,498
Securities sold under agreements to repurchase	16,151	27,283
Advances from the Federal Home Loan Bank	94,352	78,850
Federal funds purchased	100	118

Total	1,036,684	1,078,749

Net interest income	3,061,451	2,801,384
Provision for loan losses	185,000	186,000

Net interest income after provision for loan losses	2,876,451	2,615,384

Other operating income:
Service charges on deposit accounts	493,998	409,809
Mortgage origination fees	97,062	99,734
Brokerage service fees	92,951	46,748
Other service charges, commissions, and fees	149,207	103,328

Total	833,218	659,619

Other operating expenses:
Salaries and benefits	1,238,873	1,194,451
Occupancy expense	193,439	189,244
Furniture and equipment	279,762	223,265
Write-down on disposal of assets	—	24,734
Office supplies	53,754	61,765
Data processing	254,348	212,335
Other operating expenses	788,835	541,891

Total	2,809,011	2,447,685

Income before income taxes	900,658	827,318
Income tax expense	325,253	295,071

Net income	$575,405	$532,247

Per Share
Average shares outstanding—basic	679,279	679,279
Net income—basic	$0.85	$0.78
Average shares outstanding—diluted	719,415	693,859
Net income—diluted	$0.80	$0.77

The accompanying notes are an integral part of the consolidated financial statements.

FNB BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the years ended December 31, 2003 and 2002

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Capital Surplus	Retained Earnings
	Shares	Amount				Total
Balance, December 31, 2001	616,338	$6,163	$6,112,318	$418,030		$6,536,511
Comprehensive income:
Net income				532,247		532,247
Net unrealized gains on securities available for sale (net of tax effect of $34,211)					60,819	60,819

Total comprehensive income						593,066

Issuance of 5% common stock dividend	30,785	308	338,327	(338,635)		—
Cash in lieu of fractional shares				(368)		(368)

Balance, December 31, 2002	647,123	6,471	6,450,645	611,274	60,819	7,129,209
Comprehensive income:
Net income				575,405		575,405
Net unrealized losses on securities available for sale (net of tax effect of $16,681)					(30,971)	(30,971)

Total comprehensive income						544,434

Effect of accelerated vesting of employee stock options			11,643			11,643
Issuance of 5% common stock dividend	32,156	322	369,472	(369,794)		—
Cash in lieu of fractional shares				(2,303)		(2,303)

Balance, December 31, 2003	679,279	$6,793	$6,831,760	$814,582	$29,848	$7,682,983

The accompanying notes are an integral part of the consolidated financial statements.

FNB BANCSHARES, INC.

Consolidated Statements of Cash Flows
For the years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income	$575,405	$532,247
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	185,000	186,000
Depreciation and amortization expense	281,204	249,611
Amortization of premiums on investment securities	90,390	4,674
Compensation expense for accelerated vesting of employee stock options	11,643	—
Write-down on disposal of assets	—	24,734
Loss on sale of real estate owned	8,716	7,483
Deferred income taxes	(19,231)	32,352
(Increase) decrease in interest receivable	(5,395)	30,830
Decrease in interest payable	(11,833)	(12,600)
Decrease in other assets	28,635	47,862
Increase in other liabilities	13,618	54,165

Net cash provided by operating activities	1,158,152	1,157,358

Cash flows from investing activities:
Purchases of securities held to maturity	—	(699,465)
Maturities of securities held to maturity	800,000	3,650,000
Purchase of securities available for sale	(24,139,588)	(5,718,718)
Maturities of securities available for sale	18,525,000	—
Principal repayments on securites available for sale	2,762,655	261,681
Purchase of nonmarketable equity securities	(60,850)	—
Net increase in loans	(6,513,002)	(11,936,619)
Proceeds from sale of real estate owned	46,284	105,500
Purchases of premises and equipment	(9,324)	(281,081)

Net cash used in investing activities	(8,588,825)	(14,618,702)

Cash flows from financing activities:
Net increase in deposits	6,190,104	17,509,858
Net increase in securities sold under agreements to repurchase	600,594	825,965
Decrease in advances from the Federal Home Loan Bank	(1,000,000)	—
Cash in lieu of fractional shares	(2,303)	(368)

Net cash provided by financing activities	5,788,395	18,335,455

Net increase in cash and cash equivalents	(1,642,278)	4,874,111
Cash and cash equivalents, beginning of year	8,381,643	3,507,532

Cash and cash equivalents, end of year	$6,739,365	$8,381,643

Supplemental disclosure of cash flow data:
Cash paid during the year for interest	$1,048,517	$1,091,349
Cash paid during the year for taxes	$371,776	$160,737
Supplemental disclosure of non-cash investing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$(30,971)	$60,819
Real estate acquired through foreclosure	$—	$86,933

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Consolidation—FNB Bancshares, Inc., a bank holding company (the "Company"), and its subsidiary, First National Bank of the Carolinas (the "Bank"), provide banking services to domestic markets principally in Cherokee County, South Carolina. The Bank commenced operations on October 18, 1996. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

        Management's Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, and the valuation of real estate owned. In connection with the determination of the allowances loan for losses and real estate owned, management obtains independent appraisals for significant properties.

        While management uses available information to recognize losses on loans and real estate owned, future adjustments to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan losses and real estate owned. Such agencies may require the Company to recognize adjustments to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for loan losses and real estate owned may change materially in the near term.

        Concentrations of Credit Risk—Financial instruments, which potentially subject the Bank to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Although the Bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on business and economic conditions in Cherokee County and surrounding areas. Management does not believe credit risk is associated with obligations of the United States, its agencies or corporations. The Bank places its deposits and correspondent accounts with and sells federal funds to high credit quality financial institutions. By policy, time deposits are limited to amounts insured by the FDIC. Management believes credit risk associated with these financial instruments is not significant.

        Investment Securities—Investment securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities". At the time of purchase, investment securities are classified by management into three categories as follows: (1) Investments held to maturity: securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading securities: securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Investments available for sale: securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Fair value of securities is determined using quoted market prices. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to income in the consolidated statements of income.

        Non-marketable Equity Securities—Nonmarketable equity securities include the Company's investment in the stock of the Federal Home Loan Bank, the Federal Reserve Bank, and Community Financial Services, Inc. These stocks are recorded at cost have no quoted market value and no ready market exists. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings. There were $2,000,000 and $3,000,000 in outstanding advances at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the investment in Federal Home Loan Bank stock was $200,000 and $150,000, respectively. Investment in Federal Reserve Bank stock is required by law of every national bank. The investment in Federal Reserve Bank Stock was $143,300 and $132,450 at December 31, 2003 and 2003, respectively. The investment in Community Financial Services, Inc. was $75,861 at December 31, 2003 and 2002.

        Real Estate Owned—Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses on the consolidated statements of income.

        Loans—Loans are stated at their unpaid principal balance. Interest income is computed using the interest method and is recorded in the period earned.

        When serious doubt exists as to the collectibility of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of the collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed. Amounts received on non-accrual loans generally are applied against principal prior to the recognition of any interest income.

        Allowance for Loan Losses—An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. Additions to the allowance are based upon a continuing review of past loan loss experience, current economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged-off against the allowance and subsequent recoveries of loans previously charged-off are added to the allowance.

        Loans are considered to be impaired when, in management's judgment, the collection of all amounts of principal and interest is not probable in accordance with the terms of the loan agreement. The Company accounts for impaired loans in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118 in the areas of disclosure requirements and methods of recognizing income. SFAS 114 requires that impaired loans be measured using fair value, which is determined based upon the present value of expected cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the value of the underlying collateral. All cash receipts on impaired loans are applied to principal until such time as the principal is brought current, and thereafter according to the contractual terms of the agreement. After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone.

        A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting, provided they are performing in accordance with their restructured terms.

        Premises and Equipment—Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the following estimated useful lives: buildings—40 years; furniture and equipment—5 to 10 years. Maintenance and repairs are charged to operating expenses as incurred. The costs of major renewals and improvements are capitalized.

        Retirement Plan—The Company has a contributory 401(k) plan which covers substantially all employees. Under the plan, participants are permitted to make discretionary contributions up to 15% of annual compensation. At its discretion, the Company can make matching contributions of $.50 per $1.00 up to 6% of the participants' annual compensation. Expenses charged to earnings in 2003 and 2002 for the plan were $18,689 and $8,188, respectively.

        Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Stock Compensation Plans—The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS 123, as amended by SFAS 148, the Company's net income and earnings per share for the years ended December 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

	2003	2002
Net income:
As reported	$575,405	$532,247
Less: Stock-based compensation expense using fair value method, net of tax	40,120	37,717

Pro forma	535,285	494,530
Basic earnings per share:
As reported	$0.85	$0.78
Pro forma	0.79	0.73
Diluted earnings per share:
As reported	$0.80	$0.77
Pro forma	0.74	0.71

        Per Share Data—Earnings per share ("EPS") are computed in accordance with SFAS 128, "Earnings per Share." SFAS 128 requires companies to report basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could occur if the Company's dilutive stock options were exercised. Weighted average share and per share data have been restated to reflect the 5% stock dividend issued April 25, 2003.

        Comprehensive Income—SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of changes in shareholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. The Company's only component of accumulated other comprehensive income is net unrealized gains on securities available for sale.

        Segment Information—SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires selected segment information of operating segments based on a management approach. An operating segment is defined as any component of a company that engages in business activities from which it may earn revenues and incur expenses. The management approach is based on the way that management organizes the segments within the company for making operating decisions and assessing performance. The Company operates as one business segment.

        Statements of Cash Flows—For purposes of reporting cash flows in the financial statements, the Company considers certain investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

        Recent Accounting Pronouncements—In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to language used in FIN 45 and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, with some exceptions, all provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions as they related to certain mandatorily redeemable noncontrolling interests. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements.

        In November 2003, the Emerging Issues Task Force (EITF) reached a partial consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 requires certain quantitative and qualitative disclosures for investments subject to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the partial consensus on Issue 03-1 during 2003 and has provided the new disclosures in Note 4. The EITF is expected to continue deliberating other aspects of Issue 03-1, including when to recognize other-than-temporary impairment.

        Reclassifications—Certain captions and amounts in the 2002 financial statements were reclassified to conform with the 2003 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

NOTE 2—PENDING MERGER

        On November 5, 2003, the Company entered into a definitive merger agreement with American Community Bancshares, Inc. ("American Community") of Charlotte, North Carolina. Shareholders of the Company as of the close of the merger will be entitled to receive a combination of cash and American Community common stock which, at the time the merger was announced, had a value of $20.50 per share of the Company's common stock. The merger, which is subject to regulatory and shareholder approval of both companies, is expected to be completed in April, 2004. Expenses charged to earnings in 2003 related to consummating this merger agreement were $186,580 and are included in other operating expenses in the Consolidated Statements of Income.

NOTE 3—CASH AND DUE FROM BANKS

        The Company is required by regulation to maintain average reserve balances with the Federal Reserve Bank computed as a percentage of deposits. These requirements were satisfied by vault cash and cash on hand.

NOTE 4—INVESTMENT SECURITIES

        The amortized costs and estimated market values of securities available for sale at December 31, 2003 and 2002 were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003
U.S. government agencies	$1,800,037	$3,438	$—	$1,803,475
Mortgage-backed securities	5,300,618	48,712	(18,414)	5,330,916
Municipal securities	1,108,841	16,141	(3,889)	1,121,093
Marketable equity securities	3,339	1,390	—	4,729

	$8,212,835	$69,681	$(22,303)	$8,260,213

December 31, 2002
U.S. government agencies	$1,799,616	$16,558	$—	$1,816,174
Mortgage-backed securities	3,400,990	66,920	(1,449)	3,466,461
Municipal securities	250,832	13,001	—	263,833

	$5,451,438	$96,479	$(1,449)	$5,546,468

        The following is a summary of maturities of debt securities available for sale as of December 31, 2003. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Debt Securities Available for Sale
	Amortized Cost	Estimated Fair Value
Due after one year but within five years	$2,904,293	$2,908,019
Due after five years but within 10 years	3,977,233	4,024,711
Due after 10 years	1,327,970	1,322,754

	$8,209,496	$8,255,484

        The amortized costs and estimated market values of securities held to maturity at December 31, 2002 were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002
U.S. government agencies	$799,854	$10,646	$—	$810,500

        The following is a summary of unrealized losses on investment securities as of December 31, 2003 and 2002. These unrealized losses on investment securities are a result of volatility in the market during 2003 and relate to four mortgage-backed securities issued by FHLMC or FNMA and three general obligation, insured municipal securities. All unrealized losses on investment securities are considered by management not to be other-than-temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	2003 Less Than 12 Months
	Estimated Fair Value	Unrealized Loss
Mortgage-backed securities	$2,808,055	$18,414
Municipal securities	870,376	3,889

	$3,678,431	$22,303

        The Company had no sales of investment securities during the years ended December 31, 2003 or 2002.

        At December 31, 2003 and 2002, investment securities with a amortized cost of $7,042,287 and $6,023,721, respectively, and a fair value of $7,090,384 and $6,122,663, respectively, were pledged as collateral to secure public deposits and for other purposes as required and permitted by law.

NOTE 5—LOANS

        Major classifications of loans receivable as of December 31, 2003 and 2002 are summarized as follows:

	December 31,
	2003	2002
Commercial, financial, and agricultural	$8,062,380	$6,797,575
Real estate—construction	5,898,171	4,154,989
Real estate—other	38,851,670	35,007,437
Consumer and other	5,405,373	5,832,892

Total loans	$58,217,594	$51,792,893

        At December 31, 2003 and 2002, management has determined that no impairment of loans existed that would have a material effect on the Company's financial statements.

        As of December 31, 2003 and 2002, the Company had loans on non-accrual totaling $152,620 and $229,510, respectively. The additional amount of gross income that would have been recorded during 2003 and 2002 if these loans had performed as agreed would have been $2,703 and $10,339, respectively. The Company recognized $10,355 of interest income on non-accrual loans in 2003. The Company did not recognize any interest income on non-accrual loans in 2002. The Company had one restructured loan in the amount of $150,935 and $160,085 at December 31, 2003 and 2002, respectively.

The Company recognized $9,438 and $8,460 in interest income on this loan during 2003 and 2002, respectively.

        Activity in the allowance for loan losses for the years ended December 31, 2003 and 2002 is summarized below:

	2003	2002
Balance, beginning of year	$575,923	$546,376
Provision for loan losses	185,000	186,000
Recoveries on loans previously charged off	13,354	24,474
Loans charged off	(101,655)	(180,927)

Balance, end of year	$672,622	$575,923

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

        The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2003 and 2002:

	2003	2002
Commitments to extend credit	$10,654,854	$8,587,595

NOTE 6—PREMISES AND EQUIPMENT

        Premises and equipment consisted of the following at December 31, 2003 and 2002:

	2003	2002
Land	$436,037	$436,037
Building and land improvements	2,620,117	2,618,488
Furniture and equipment	1,074,824	1,066,229
Construction in progress	—	900

Total	4,130,978	4,121,654
Less accumulated depreciation	986,542	705,338

Premises and equipment, net	$3,144,436	$3,416,316

NOTE 7—DEPOSITS

        At December 31, 2003, the scheduled maturities of time deposits are as follows:

Maturing In	Amount
2004	$15,777,717
2005	5,648,618
2006	1,431,488
2007	1,216,160
2008	81,227

Total	$24,155,210

NOTE 8—ADVANCES FROM THE FEDERAL HOME LOAN BANK

        Advances from the Federal Home Loan Bank consist of a $1,000,000 fixed rate advance bearing an interest rate of 3.90% scheduled to mature July 16, 2012 and a $1,000,000 fixed rate advance bearing an interest rate of 2.00% scheduled to mature October 3, 2005.

        As collateral, the Company has pledged first mortgage loans on one to four family residences totaling $8,005,876 at December 31, 2003. In addition, the Company's Federal Home Loan Bank stock is pledged to secure the borrowings.

NOTE 9—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        At December 31, 2003 and 2002, the Bank had arrangements to sell securities under agreements to repurchase from a local electric cooperative. Under the terms of the arrangement, the Bank may borrow at mutually agreed-upon rates for one to seven day periods. Either party may cancel the arrangement without penalty. Information concerning securities sold under agreements to repurchase for the years ended December 31, 2003 and 2002 is summarized as follows:

	2003	2002
Average balance during the year	$1,230,235	$1,505,524
Average interest rate during the year	1.18%	2.20%
Maximum month-end balance during the year	$2,551,763	$8,267,140

        As of December 31, 2003 and 2002, the amortized costs and estimated fair values of the securities underlying the agreements were $2,970,229 and $2,971,039 and $3,454,519 and $3,480,134, respectively.

NOTE 10—RELATED PARTY TRANSACTIONS

        Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2003 and 2002, the Company had related party loans totaling $1,287,513, and $847,048, respectively. During 2003, $877,007 of new loans were made to related parties and repayments totaled $436,542.

NOTE 11—RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

        The ability of FNB Bancshares, Inc., to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds to FNB Bancshares, Inc., in the form of cash dividends, loans, or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the Bank's net profits (as defined) for the current year plus retained net profits (as defined) for the preceding two years, less any required transfers to surplus.

NOTE 12—INCOME TAXES

        Income tax expense for the years ended December 31, 2003 and 2002 is summarized as follows:

	2003	2002
Currently payable:
Federal	$318,591	$241,095
State	25,893	21,624

Total current	344,484	262,719

Change in deferred income taxes:
Federal	(19,231)	28,571
State	—	3,781

Total deferred	(19,231)	32,352

Income tax expense	$325,253	$295,071

        The gross amounts of deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$194,312	$187,761
Other	699	4,677

Total deferred tax assets	195,011	192,438
Deferred tax liabilities:
Accummulated depreciation	20,682	37,340
Net unrealized gains on securities available for sale	17,530	34,211

Total deferred tax liabilities	38,212	71,551

Net deferred tax assets	$156,799	$120,887

        Deferred tax assets represent the future tax benefit of future deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 2003 will be realized and, accordingly, has not established a valuation allowance. The net deferred tax asset is included in other assets on the consolidated balance sheets. A portion of the change in the net deferred tax asset relates to the unrealized gains and losses on securities available for sale. The related current period deferred tax benefit of $16,681 has been recorded directly to shareholders' equity in 2003.

        A reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% to income before income taxes is as follows:

	2003	2002
Tax expense at statutory rate	$306,224	$281,288
State income tax, net of federal income tax benefit	17,089	16,767
Other, net	1,940	(2,984)

	$325,253	$295,071

NOTE 13—OTHER EXPENSES

        Other expenses for the years ended December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Correspondent bank fees	$48,520	$44,728
Printing and postage	55,294	46,021
Advertising and promotion	47,804	67,254
Legal and accounting	74,500	72,650
Telephone expenses	21,011	26,520
Director fees	67,050	22,800
Merger related expenses	186,580	—
Other	288,076	261,918

Total	$788,835	$541,891

NOTE 14—STOCK-BASED COMPENSATION

        The Company has an Incentive Stock Option Plan (Stock Plan) that provides for the granting of options to purchase up to 168,075 shares of the Company's common stock to directors, officers, or employees of the Company. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant, nor can the exercise date of any incentive stock options granted be less than one year from the date of the grant. The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors. The expiration date of any incentive stock option may not be greater than ten years from the date of grant. Options granted become exercisable at a rate of 20% per year on the first five anniversaries of the date of grant. Options that expire unexercised or are canceled become available for issuance. At December 31, 2003 and 2002, there were 32,007 options available for grant.

        All outstanding options and option activity have been retroactively restated to reflect the effects of the 5% stock dividend issued April 25, 2003.

        The fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 0 percent; expected volatility of 0 percent; risk-free interest rate of 3.69%; and an expected life of 10 years for all option grants. There were no options granted in 2003. The weighted-average fair value of options, calculated using the Black-Scholes option-pricing model, granted during 2002 was $3.22.

        A summary of the status of the Company's stock option plan as of December 31, 2003 and 2002 and changes during the years ended on those dates is presented below:

	2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	136,068	$9.17	131,343	$9.07
Granted	—	—	15,750	10.00
Exercised	—	—	—	—
Cancelled	—	—	(11,025)	9.07

Outstanding at end of year	136,068	$9.17	136,068	$9.17

        Options exercisable at December 31, 2003 and 2002 were 120,095 and 101,828, respectively. On December 16, 2003, 1,985 non-vested stock options were modified to accelerate vesting as of January 16, 2004. Resulting compensation costs charged to earnings in 2003 were $11,643.

        At December 31, 2003, the outstanding stock options had a weighted average remaining life of 4.68 years, and exercisable stock options had a weighted average remaining life of 4.22 years.

NOTE 15—UNUSED LINES OF CREDIT

        As of December 31, 2003, the Bank had unused lines of credit to purchase federal funds from unrelated banks totaling $2,000,000. These lines of credit are available on a one to fourteen-day basis for general corporate purposes. In addition, the Bank has a line of credit with Federal Home Loan Bank of fifteen percent of the total assets of the Bank or $11,480,000 at December 31, 2003. As discussed in Note 8, as of December 31, 2003, the Bank had borrowed $2,000,000 on this line of credit.

NOTE 16—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Cash and Due from Bank and Federal Funds Sold—The carrying amount is a reasonable estimate of fair value. Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

        Investment Securities—The fair values of investment securities are based on quoted market prices.

        Loans—For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

        Deposits—The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

        Advances from the Federal Home Loan Bank—The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently. The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company's current borrowing rate from the Federal Home Loan Bank.

        Securities Sold under Agreements to Repurchase—The carrying amount is a reasonable estimate of fair value because these instruments typically have terms of one day.

        Accrued Interest Receivable and Payable—The carrying value of these instruments is a reasonable estimate of fair value.

        Off-Balance-Sheet Financial Instruments—The carrying amount for loan commitments and letters of credit, which are off-balance-sheet financial instruments, approximates the fair value since the obligations are typically issued on a short-term or floating rate basis.

        The carrying values and estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$2,784,365	$2,784,365	$4,409,643	$4,409,643
Federal funds sold	3,955,000	3,955,000	3,972,000	3,972,000
Securities available for sale	8,260,213	8,260,213	5,546,468	5,546,468
Securities held to maturity	—	—	799,854	810,500
Loans	57,544,972	58,654,642	51,216,970	52,862,425
Accrued interest receivable	286,640	286,640	281,245	281,245
Financial Liabilities:
Demand deposit, interest- bearing transaction, and savings accounts	$39,963,943	$39,963,943	$33,633,064	$33,633,064
Time deposits	24,155,210	24,502,926	24,295,985	24,657,385
Advances from the Federal Home Loan Bank	2,000,000	2,026,535	3,000,000	3,083,134
Securities sold under agreements to repurchase	2,551,763	2,551,763	1,951,169	1,951,169
Accrued interest payable	36,164	36,164	47,997	47,997
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance-Sheet Financial Instruments:
Commitments to extend credit	$10,654,854	$10,654,854	$8,587,595	$8,587,595

NOTE 17—COMMITMENTS AND CONTINGENCIES

        In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2003, management and legal counsel are not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the financial statements.

NOTE 18—EARNINGS PER SHARE

        Net income per share—basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share—diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. All average share and per share data have been retroactively restated to reflect the 5% stock dividend in 2003.

	2003	2002
Net income per share—basic computation:
Net income available to common shareholders	$575,405	$532,247

Average common shares outstanding—basic	679,279	679,279

Net income per share—basic	$0.85	$0.78

Net income per share—diluted computation:
Net income available to common shareholders	$575,405	$532,247

Average common shares outstanding—basic	679,279	679,279
Incremental shares from assumed conversions:
Stock options	40,136	14,580

Average common shares outstanding—diluted	719,415	693,859

Net income per share—diluted	$0.80	$0.77

NOTE 19—REGULATORY MATTERS

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

        The Bank is also required to maintain capital at a minimum level based on average assets, which is known as the leverage ratio. Banks are to maintain capital at the minimum requirement of 3%.

        As of December 31, 2003, the most recent notification from the Bank's primary regulator categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

        The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2003 and 2002.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Total capital (to risk-weighted assets)	$6,887,798	10.92%	$5,043,120	8.00%	$6,303,900	10.00%
Tier 1 capital (to risk-weighted assets)	6,215,176	9.86%	2,521,560	4.00%	3,782,340	6.00%
Tier 1 capital (to average assets)	6,215,176	8.46%	2,939,080	4.00%	3,673,850	5.00%
December 31, 2002
Total capital (to risk-weighted assets)	$6,204,052	11.20%	$4,430,400	8.00%	$5,538,000	10.00%
Tier 1 capital (to risk-weighted assets)	5,628,130	10.16%	2,215,200	4.00%	3,322,800	6.00%
Tier 1 capital (to average assets)	5,628,130	9.55%	2,565,200	4.00%	3,206,500	5.00%

        The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

NOTE 20—FNB BANCSHARES, INC. (PARENT COMPANY ONLY)

Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets:
Cash	$1,438,789	$1,441,092
Investment in banking subsidiary	6,245,026	5,688,949

Total assets	$7,683,815	$7,130,041

Liabilities
Other liabilities	$832	$832
Shareholders' equity:
Common stock	$6,793	$6,471
Capital surplus	6,831,760	6,450,645
Retained earnings	814,582	611,274
Accumulated other comprehensive income	29,848	60,819

Total shareholders' equity	7,682,983	7,129,209

Total liabilities and shareholders' equity	$7,683,815	$7,130,041

Statements of Income
for the years ended December 31, 2003 and 2002

	2003	2002
Equity in undistributed earnings of banking subsidiary	$575,405	$532,247

Net income	$575,405	$532,247

Statements of Cash Flows
for the years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income	$575,405	$532,247
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in other assets	—	196
Increase in other liabilities	—	832
Equity in undistributed earnings of banking subsidiary	(575,405)	(532,247)

Net cash provided by operating activities	—	1,028

Cash flows from financing activities:
Cash in lieu of fractional shares	(2,303)	(368)

Increase (decrease) in cash	(2,303)	660
Cash and cash equivalents, beginning of period	1,441,092	1,440,432

Cash and cash equivalents, ending of period	$1,438,789	$1,441,092

Supplemental disclosure of non-cash investing activity
Changed in unrealized gain on securites available for sale, net of income taxes	$(30,971)	$60,819

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On October 29, 2002, the Company dismissed the firm of Tourville, Simpson & Caskey, L.L.P. and replaced them with Dixon Hughes PLLC as the auditors of the Company effective as of that date. The decision to change accountants was recommended and approved by the audit committee with authorization by the board of directors of the Company. In early 2004, Dixon Odom changed its name to Dixon Hughes PLLC following its acquisition of the accounting firm Crisp Hughes Evans LLP.

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

        On October 29, 2002, the Company engaged Dixon Hughes PLLC as its independent auditors for the fiscal year ending December 31, 2002, to audit the Company's financial statements. During the Company's most recent fiscal year and the subsequent interim period preceding the engagement of Dixon Hughes PLLC, the Company did not consult Dixon Hughes PLLC on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B.

Item 8A. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        Set forth below is information about each of our other directors and each of our executive officers. Each director is also an organizer and a director of the First National Bank of the Carolinas.

        Kimberly D. Barrs, 30, who has been our company's and our bank's chief financial officer since January 2002, is a native of South Carolina. She is a graduate of Bob Jones University with a Bachelors of Science degree in Accounting. Before she joined us, Ms. Barrs was employed with KPMG LLP in Greenville, South Carolina from 1994 to January 2002 as a senior assurance manager where she worked extensively with community banks in the Carolinas.

        Dr. Richard D. Gardner, 53, who has been a Class II director since 1996, is a native of Tennessee and practices orthopaedic surgery with Carolina Orthopaedic Specialists where he has served since 2003. He previously practiced at the Carolina Sports Medicine and Orthopaedic Clinic in Gaffney from 1992 through 2003. A retired Army Lieutenant Colonel, Dr. Gardner is a member of the Gaffney Chamber of Commerce. He is the immediate past chair for the South Carolina Medical Association's Medical Aspects of Sports Committee.

        Barry L. Hamrick, 58, who has been a Class I director since 1996, is a resident of Cherokee County and has served as president of Hamrick's, Inc., a family owned business comprised of garment manufacturing and retail clothing stores since 1968. He is a member of the Cherokee County Community Foundation Board and is a former member of the Limestone College Board of Trustees and the NationsBank Advisory Board.

        Haskell D. Mallory, 60, who has been a Class III director since 1996, is a native of Spartanburg, South Carolina and has been in the manufacturing business since 1974. From 1987 to 2001, Mr. Mallory was co-owner of Weavetec, Inc., a manufacturer of woven textiles for home and industry. Mr. Mallory is currently retired from the manufacturing industry. Mr. Mallory served six years in the U.S. Army as a chief warrant officer and helicopter pilot.

        Bill H. Mason, 60, who has been a Class III director since 1996, is a native of Tennessee. Mr. Mason founded Bill Mason Enterprises, which owns and operates a group of McDonald's Restaurants in Cherokee, Union, and Spartanburg Counties, South Carolina, in 1989. Prior to starting his own business, Mr. Mason worked 27 years for American Telephone and Telegraph Company.

        V. Stephen Moss, 53, who has been a Class III director and the president and chief executive officer of our company and our bank since 1995, is a native of Cherokee County. Mr. Moss began his banking career with Southern Bank & Trust, the predecessor to First Union National Bank, in 1972. Before joining us in 1995, Mr. Moss served as First Union National Bank's Cherokee County executive officer and senior lender over the upstate community banking area. He graduated from Clemson University with a Bachelor's degree in Political Science, as well as from the South Carolina Bankers School and the School of Banking of the South at Louisiana State University. He has also completed the First Union National Bank Commercial Lending School and the First Union Consumer Academy. He has taught the course "Money & Banking" at Limestone College.

        Harold D. Pennington, Jr., 36, who has been a Class I director since 1996, is a native of Blacksburg, South Carolina. He graduated with honors from Clemson University in 1989 with a Bachelor of Science degree in Mechanical Engineering. An entrepreneur since 1990, he is vice president and co-owner of Weavetec, Inc. He is the son of Harold D. Pennington, Sr.

        Harold D. Pennington, Sr., 61, who has been a Class II director since 1996, is a native of Blacksburg, South Carolina. He graduated from Clemson University in 1965 with a Bachelor of Science degree in Textile Management. A business owner since 1987, he is president and co-owner of Weavetec, Inc. He was a member of the Blacksburg Housing Authority Board for approximately five years, and served in the South Carolina Guard for six years. He is the father of Harold D. Pennington, Jr.

        Heyward W. Porter, 78, who has been a Class II director since 1996, was born and raised in Blacksburg, South Carolina. Mr. Porter founded Porter's Electric Motor Service in 1948 and currently serves as its president. He served as an advisory board member of Bank of Gaffney and SCN Bank (now Wachovia) for 14 years and served as mayor of Blacksburg, South Carolina from 1964 to 1966. He formerly served as an advisory board member for both the Salvation Army and Boys Club of Cherokee County. He is a former member of the Cherokee Sertoma Club and is a Shriner.

  Audit Committee Financial Expert

        Although none of the members of our audit committee qualify as "financial experts" as defined in the SEC rules, each of Messrs. Pennington, Sr., Mallory, and Porter has made valuable contributions to the company and its shareholders as members of the audit committee. The board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations, and our independent auditors.

  Compliance with the Securities Exchange Act of 1934

        As required by Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers and certain other individuals are required to report periodically their ownership of our common stock and any changes in ownership to the SEC. Based on a review of Forms 3, 4, and 5 and any representations made to us, it appears that the Statement of Changes in Beneficial Ownership on Form 4 for these persons were filed in a timely fashion during 2003.

  Code of Ethics

        We have adopted a Code of Ethics that is designed to ensure that our directors, executive officers and employees meet the highest standards of ethical conduct. The Code of Ethics requires that our directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. Under the terms of the Code of Ethics, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics.

        As a mechanism to encourage compliance with the Code of Ethics, we have adopted a policy regarding our method of receiving, retaining and treating complaints received regarding accounting, internal accounting controls or auditing matters. This policy ensures that employees may submit concerns in good faith regarding questionable accounting or auditing matters in a confidential and anonymous manner without fear of dismissal or retaliation of any kind. The Code of Ethics is available without charge upon request to our Chief Financial Officer, Kimberly Barrs, at 217 North Granard Street, Gaffney, South Carolina 29341.

Item 10. Executive Compensation

  Summary of Cash and Certain Other Compensation

        The following table shows the cash compensation earned by our chief executive officer and president for the years ended December 31, 2001 through 2003. None of our other executive officers earned total annual compensation, including salary and bonus, in excess of $100,000 in 2003.

Summary Compensation Table

Annual Compensation[1]
Name and Principal Position						All Other Compensation[2]
	Year	Salary		Bonus
V. Stephen Moss President and Chief Executive Officer	2003 2002 2001	$ $ $	107,739 104,374 101,750	$ $ $	51,723 44,479 20,794	$ $ $	3,866 2,306 2,267

(1)
Executive officers of the company also received indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits received in the fiscal year by each named executive officer did not exceed the lesser of either $50,000 or 10% of the executive's annual salary and bonus.

(2)
Includes life insurance premiums and 401(k) Plan matching contributions.

Employment Agreements

        V. Stephen Moss.    We have entered into an employment agreement with Steve Moss pursuant to which Mr. Moss serves as the president, the chief executive officer, and a director of both our company and our subsidiary bank. Under the employment agreement, Mr. Moss's salary increased from $101,750 to $104,750 in May 2002 and from $104,750 to $107,750 in October 2002, plus his yearly medical insurance premium. Mr. Moss is also eligible to participate in any management incentive program or any long-term equity incentive program we adopt and is eligible for grants of stock options and other awards thereunder. In addition, on each anniversary of the opening date of the bank, Mr. Moss will be eligible to receive a cash bonus equal to 5% of the net pre-tax income of our bank (determined in accordance with generally accepted accounting principles) if the bank achieves certain performance levels established by the board of directors from time to time. Mr. Moss has also been granted an option to purchase 35,536 shares of common stock under the employment agreement, and may be granted additional options. The options vest over a five-year period and have a term of ten years. Additionally, Mr. Moss participates in our retirement, welfare and other benefit programs and is entitled to a life insurance policy, an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

        The employment agreement provides for an initial term of five years, which may be extended each year for an additional year so that the remaining term shall continue to be five years.

        If we terminate Mr. Moss' employment without cause or if Mr. Moss' employment is terminated due to a sale, merger or dissolution of our company or our bank, we will be obligated to continue his salary and bonus for the first twelve months thereafter plus one-half of his salary and bonus for the second twelve months thereafter. Furthermore, we must remove any restrictions on outstanding incentive awards so that all such awards vest immediately and the company must continue to provide his life insurance and medical benefits until he reaches the age of 65.

        In addition, the employment agreement provides that following termination of his employment and for a period of twelve months thereafter, Mr. Moss may not (i) be employed in the banking business as a director, officer at the vice-president level or higher, or organizer or promoter of, or provide executive management services to, any financial institution within Cherokee County, (ii) solicit any of our major customers for the purpose of providing financial services, or (iii) solicit our employees for employment.

        Our merger agreement with American Community provides that Mr. Moss will terminate his existing employment agreement with the Company. Mr. Moss has agreed to enter into a new employment agreement with First National Bank of the Carolinas on the closing date of the merger that will have a three-year term at an initial annual salary of $125,000. Under the new employment agreement, Mr. Moss will be entitled to receive normal and customary employee benefits associated with his position. The new employment agreement provides that Mr. Moss may not "compete" (as such term is defined in the employment agreement) with American Community for a period of two years following the termination of the employment agreement. In addition, the new employment agreement provides that Mr. Moss will be entitled to terminate the employment agreement and receive a one-time payment equal to 1.5 times his "base amount" in the event that a "termination event" occurs within 24 months of a "change in control," as defined in the employment agreement. Please see the Registration on Form S-4 for additional information.

  Option Grants in Last Fiscal Year

        Pursuant to the FNB Bancshares, Inc. 1997 Stock Incentive Plan, as amended in 1998 by our board of directors and shareholders, we may grant options for up to 168,075 shares to our officers, directors, and employees. There were no new grants of stock options made to the named executive officer.

Aggregated Option Exercise and Year-end Option Values

        All outstanding options and option activity have been retroactively restated to reflect the effects of the 5% stock dividends issued April 25, 2003 and April 19, 2002.

	Number of Unexercised Securities Underlying Options at Fiscal year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
V. Stephen Moss	35,170	366	$445,956	$4,641

(1)
The values shown equal the difference between the exercise price of unexercised in-the-money options and the closing market price ($21.75) of the underlying common stock at December 31, 2003. Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option.

Director Compensation

        The company and the bank paid directors' fees of $600 for each monthly meeting in 2003 including a $700 fee for the chairman's attendance at each monthly meeting.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The following table shows how much common stock in the company is owned by our directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 15, 2004.

Name	Number of Shares Owned(1)	Right to Acquire(2)	% of Beneficial Ownership(3)
Kimberly Barrs	—	10,500	1.50%
Richard Gardner	27,563	9,187	5.25%
Barry Hamrick	27,563	11,025	5.50%
Haskell Mallory	33,075	11,025	6.29%
Bill Mason	22,271	7,423	4.26%
V. Stephen Moss	5,512	35,537	5.66%
Harold Pennington, Jr.	31,973	10,290	6.03%
Harold Pennington, Sr.	35,280	11,025	6.60%
Heyward Porter	16,538	5,512	3.17%
Executive officers and directors as a group (9 persons)	199,775	111,524	38.82%

(1)
Includes shares for which the named person:

•
has sole voting and investment power,

•
has shared voting and investment power with a spouse, or

•
holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

Does not include shares that may be acquired by exercising stock options.

(2)
Includes shares that may be acquired within the next 60 days by exercising stock options but does not include any other stock options. This includes options that will vest as a result of the closing of the merger with American Community.

(3)
Determined by assuming the named person exercises all options which he or she has the right to acquire within 60 days, but that no other persons exercise any options.

        The following table sets forth equity compensation plan information at December 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	136,068	$9.17	32,007

Item 12. Certain Relationships and Related Transactions

        We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates. It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features us. Loans to individual directors and officers must also comply with our bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

Item 13. Exhibits, List and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

Exhibit Number	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, File No. 333-1546)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, File No. 333-1546)
4.1	Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, File No. 333-1546)
10.1	Option Agreement dated October 20, 1995, between James L. Moss, as seller, and FNB Bancshares, Inc., as purchaser, for the Blacksburg office property (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, File No. 333-1546)
10.2	Option Agreement dated December 31, 1995, between William K. Brumbach, Jr., Linwood B. Brumbach, Evelyn B. Sanles and Patricia Brumbach Clary, as sellers, and FNB Bancshares, Inc., as purchaser, for the secondary parcel for the Gaffney Office property (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, File No. 333-1546)
10.3	Option Agreement dated January 10, 1996, between Wylie L. Hamrick and Catherine H. Beattie, as sellers, and FNB Bancshares, Inc., as purchaser, for the primary parcel for the Gaffney Office property (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, File No. 333-1546)
10.4	Line of Credit Note dated September 27, 1995, by The Company to The Bankers Bank (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, File No. 333-1546)
10.5.	Employment Agreement dated January 17, 1996, between the Company and V. Stephen Moss (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, File No. 333-1546)
10.6.	Escrow Agreement dated March 8, 1996, between The Company and The Bankers Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, File No. 333-1546)
10.8	Stock Option Plan dated as of March 25, 1997 (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1996)
10.9	Agreement and Plan of Merger By and Between American Community Bancshares, Inc., American Community Bank, FNB Bancshares, Inc., and First National Bank of the Carolinas, dated November 5, 2003 (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on November 6, 2003)
21.1	Subsidiaries of the Company
24	Power of Attorney (Contained on signature page hereof)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)
Reports on Form 8-K

        The Company filed a Form 8-K on October 22, 2003 to disclose the issuance of a press release announcing its financial results for the first quarter ended September 30, 2003.

        The Company filed a Form 8-K on November 6, 2003 to disclose that American Community Bancshares, Inc. entered into a definitive agreement to acquire FNB Bancshares, Inc., the parent holding company for First National Bank of the Carolinas.

Item 14. Principal Accountant Fees and Services

  Audit Fees

        The aggregate fees billed for professional services rendered by the independent auditors during the company's 2003 and 2002 fiscal years for review of the company's annual financial statements and those financial statements included in the company's quarterly reports filed on SEC Form 10-QSB totaled approximately $26,835 and $23,600, respectively.

  Audit-related Fees

        The aggregate fees billed for professional services rendered by the independent auditors during the company's 2003 and 2002 fiscal years for procedures pertaining to mortgage collateral verification and due diligence assistance related to the pending merger totaled approximately $16,291 and $0, respectively.

  Tax Fees

        The aggregate fees billed for professional services rendered by the independent auditors during the company's 2003 and 2002 fiscal years for review of and assistance with the preparation of the company's tax returns totaled approximately $3,400 and $0, respectively.

  All Other Fees

        We did not engage the independent auditors to provide, and the independent auditors did not bill for, any other professional services during the company's 2003 or 2002 fiscal years.

  Oversight of Accountants; Approval of Accounting Fees

        Under the provisions of its charter, the audit committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor's audit plans, and reviews with the independent auditors the results of the audit and management's responses. The audit committee has adopted pre-approval policies and procedures for audit and non-audit services. The pre-approval process requires all services to be performed by our independent auditor to be approved in advance, regardless of amount. These services may include audit services, audit related services, tax services and other services.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANCSHARES, INC.
Date: March 26, 2004	By:	/s/ V. STEPHEN MOSS V. Stephen Moss President and Chief Executive Officer

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

Signature	Title	Date

/s/ RICHARD D. GARDNER Richard D. Gardner	Director	March 26, 2004
/s/ BARRY HAMRICK Barry Hamrick	Director	March 26, 2004
/s/ HASKELL D. MALLORY Haskell D. Mallory	Director	March 26, 2004
/s/ BILL MASON Bill Mason	Director	March 26, 2004
/s/ V. STEPHEN MOSS V. Stephen Moss	Director; President and Chief Executive Officer	March 26, 2004
/s/ HAROLD D. PENNINGTON, JR. Harold D. Pennington, Jr.	Director	March 26, 2004
/s/ HAROLD D. PENNINGTON, SR. Harold D. Pennington, Sr.	Director	March 26, 2004
/s/ HEYWARD W. PORTER Heyward W. Porter	Director	March 26, 2004
/s/ KIMBERLY D. BARRS Kimberly D. Barrs	Chief Financial Officer, Principal Accounting and Financial Officer	March 26, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, File No. 333-1546)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, File No. 333-1546)
4.1	Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, File No. 333-1546)
10.1	Option Agreement dated October 20, 1995, between James L. Moss, as seller, and FNB Bancshares, Inc., as purchaser, for the Blacksburg office property (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, File No. 333-1546)
10.2	Option Agreement dated December 31, 1995, between William K. Brumbach, Jr., Linwood B. Brumbach, Evelyn B. Sanles and Patricia Brumbach Clary, as sellers, and FNB Bancshares, Inc., as purchaser, for the secondary parcel for the Gaffney Office property (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, File No. 333-1546)
10.3	Option Agreement dated January 10, 1996, between Wylie L. Hamrick and Catherine H. Beattie, as sellers, and FNB Bancshares, Inc., as purchaser, for the primary parcel for the Gaffney Office property (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, File No. 333-1546)
10.4	Line of Credit Note dated September 27, 1995, by The Company to The Bankers Bank (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, File No. 333-1546)
10.5.	Employment Agreement dated January 17, 1996, between the Company and V. Stephen Moss (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, File No. 333-1546)
10.6.	Escrow Agreement dated March 8, 1996, between The Company and The Bankers Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, File No. 333-1546)
10.8	Stock Option Plan dated as of March 25, 1997 (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1996)
10.9	Agreement and Plan of Merger By and Between American Community Bancshares, Inc., American Community Bank, FNB Bancshares, Inc., and First National Bank of the Carolinas, dated November 5, 2003 (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on November 6, 2003)
21.1	Subsidiaries of the Company
24	Power of Attorney (Contained on signature page hereof)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

QuickLinks

  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings .
  Item 4. Submission of Matters to a Vote of Security Holders .
  Item 5. Market for Common Equity and Related Stockholder Matters .
  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7. Financial Statements
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 8A. Controls and Procedures
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits, List and Reports on Form 8-K
  Item 14. Principal Accountant Fees and Services
SIGNATURES
INDEX TO EXHIBITS